Form 10-Q
period 2011-03-31
QR Energy, LP
filed 2011-05-23
CIK 1502012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35010

QR ENERGY, LP
(Exact name of registrant as specified in its charter)

Delaware	90-0613069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 McKinney Street, Suite 2400, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (713) 452-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of May 19, 2011, there were 28,555,237 Common Units, 7,145,866 Subordinated Units and 35,729 General Partner Units outstanding.

CAUTIONARY STATEMENT ABOUT FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

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

All statements, other than statements of historical fact, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties some of which are beyond our control. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

•	our ability to generate sufficient cash to pay the minimum quarterly distribution on our common units;

•	our substantial future capital requirements, which may be subject to limited availability of financing;

•	uncertainty inherent in estimating our reserves;

•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;

•	cash flows and liquidity;

•	potential shortages of drilling and production equipment;

•	potential difficulties in the marketing of, and volatility in the prices for, oil and natural gas;

•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;

•	competition in the oil and natural gas industry;

•	general economic conditions, globally and in the jurisdictions in which we operate;

•	legislation and governmental regulations, including climate change legislation and federal or state regulation of hydraulic fracturing;

•	the risk that our hedging strategy may be ineffective or may reduce our income;

•	the material weakness in our internal control over financial reporting;

•	actions of third party co-owners of interest in properties in which we also own an interest;

•	risks related to potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document and speak only as of the date of this report. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

QR ENERGY, LP

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per unit amounts)

	Partnership	Predecessor
	Three months ended March 31, 2011	Three months ended March 31, 2010
Revenues:
Oil and natural gas sales	$30,569	$33,840
Processing and other	198	1,793
Total revenues	30,767	35,633
Operating Expenses:
Production expenses	8,774	14,315
Depreciation, depletion and amortization	8,575	4,338
Accretion of asset retirement obligations	267	673
Management fees	-	2,115
General and administrative	3,433	5,389
Total operating expenses	21,049	26,830
Operating income	9,718	8,803
Other (expense) income :
Equity in earnings of Ute Energy, LLC	-	62
(Loss) gain on commodity derivative contracts	(37,534)	1,423
Interest expense	(1,676)	(869)
Other expense	-	(243)
Total other (expense) income, net	(39,210)	373
(Loss) income before income taxes	(29,492)	9,176
Income tax benefit, net	144	-
Net (loss) income	$(29,348)	$9,176
Net income attributable to noncontrolling interest	-	7,356
Net (loss) income attributable to controlling interest	$(29,348)	$1,820
General partner's interest in net loss	$(29)
Limited partner's interest in net loss	$(29,319)

Net loss per limited partner unit (basic and diluted)	$(0.82)
Weighted average number of limited partner units outstanding (basic and diluted)	35,626

See accompanying notes to the consolidated financial statements

QR ENERGY, LP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except unit amounts)

	Partnership
	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,830	$2,195
Accounts receivable: oil and gas sales	17,134	3,014
Due from affiliate	9,260	-
Due from general partner	-	715
Derivative instruments	7,678	9,027
Prepaid and other current assets	986	1,264
Total current assets	36,888	16,215
Noncurrent assets:
Oil and gas properties, using the full cost method of accounting	448,085	444,710
Less accumulated depreciation, depletion and amortization	(9,488)	(913)
Total property and equipment, net	438,597	443,797
Derivative instruments	13,629	9,020
Deferred taxes	545	341
Deferred financing costs	2,649	2,645
Total noncurrent assets	455,420	455,803
Total assets	$492,308	$472,018

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Due to affiliates	$-	$442
Current portion of asset retirement obligations	1,848	1,848
Derivative instruments	21,405	7,045
Accrued and other liabilities	10,920	3,806
Total current liabilities	34,173	13,141
Noncurrent liabilities:
Long-term debt	225,000	225,000
Derivative instruments	44,271	19,832
Asset retirement obligations	16,707	16,440
Total noncurrent liabilities	285,978	261,272
Commitments and contingencies (See Note 9)
Partners' capital:
General partner (35,729 units issued and outstanding as of March 31, 2011 and December 31,2010)	677	708
Public common unitholders (17,257,500 and 15,000,000 units issued and outstanding as of March 31, 2011 and December 31, 2010)	304,080	276,723
Affiliated common unitholders 11,297,737 units issued and outstanding as of March 31, 2011 and December 31, 2010)	(81,226)	(48,898)
Affiliated subordinated unitholders (7,145,866 units issued and outstanding as of March 31, 2011 and December 31, 2010)	(51,374)	(30,928)
Total partners' capital	172,157	197,605
Total liabilities and partners' capital	$492,308	$472,018

See accompanying notes to the consolidated financial statements

QR ENERGY, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
(In thousands)

		Limited Partners
	General	Public	Affliated		Total
	Partner	Common	Common	Subordinated	Partners' Capital
Balances - December 31, 2010	$708	$276,723	$(48,898)	$(30,928)	$197,605
Proceeds from over-allotment	-	41,963	-	-	41,963
Other contributions (See Note 12)	-	-	3,184	2,015	5,199
Recognition of equity awards (See Note 11)	-	345	-	-	345
Distribution to the Fund	-	-	(25,727)	(16,273)	(42,000)
Distributions to unitholders	(2)	(779)	(506)	(320)	(1,607)
Net loss	(29)	(14,172)	(9,279)	(5,868)	(29,348)
Balances - March 31, 2011	$677	$304,080	$(81,226)	$(51,374)	$172,157

See accompanying notes to the consolidated financial statements.

QR ENERGY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Partnership	Predecessor
	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash flows from operating activities:
Net (loss) income	$(29,348)	$9,176
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,575	4,338
Accretion of asset retirement obligations	267	673
Amortization of deferred financing costs	143	154
Recognition of equity awards	345	889
Loss on disposal of furniture, fixtures and equipment	-	243
General and administrative expense contributed by the Fund	2,324	-
Unrealized losses (gains) on derivative contracts (See Note 4)	38,414	(581)
Deferred income tax benefit	(204)	-
Equity in earnings of Ute Energy, LLC	-	(62)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(23,544)	(248)
Accounts payable and other liabilities	5,127	(3,463)
Net cash provided by operating activities	2,099	11,119
Cash flows from investing activities:
Additions to oil and gas properties	(1,388)	(4,329)
Deposit for acquisition of oil and gas properties	-	(45,000)
Additions/disposals of furniture, equipment and other	-	67
Net cash used in investing activities	(1,388)	(49,262)
Cash flows from financing activities:
Proceeds from over-allotment (See Note 1)	41,963	-
Distribution to the Fund (See Note 1)	(42,000)	(6,020)
Contributions from general partner	715	-
Distributions to unitholders	(1,607)
Proceeds from bank borrowings	-	27,084
Deferred financing costs	(147)	-
Net cash (used in) provided by financing activities	(1,076)	21,064
Decrease in cash and cash equivalents	(365)	(17,079)
Cash and cash equivalents at beginning of period	2,195	17,156
Cash and cash equivalents at end of period	$1,830	$77

See accompanying notes to the consolidated financial statements

QR Energy, LP

Notes to Consolidated Financial Statements (Unaudited)

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

NOTE 1 – ORGANIZATION AND OPERATIONS

QR Energy, LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed on September 20, 2010, to receive certain assets of the affiliated entity, QA Holdings, LP (the “Predecessor”) and own other assets. Certain of the Predecessor’s subsidiary limited partnerships, (collectively known as the “Fund”) comprise Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC. Quantum Resources Management, LLC (“QRM”) provides management and operational services for us and the Fund. Our general partner is QRE GP, LLC (or “QRE GP”). We conduct our operations through our wholly owned subsidiary QRE Operating, LLC (“OLLC”).

On December 22, 2010 (the “Closing Date”), we completed our initial public offering (“IPO”) of 15,000,000 common units representing limited partner interests in the Partnership at $20.00 per common unit. Total net proceeds from the sale of the common units in the IPO were $279.8 million ($300 million less $19.5 million underwriters’ discount and $0.7 million structuring fee). IPO related costs and expenses totaling $5.1 million were borne entirely by the Fund.

On the Closing Date, we also entered into the following agreements and transactions with the Fund:

Contribution Agreement and Concurrent Transactions

•
A Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”) was executed on the Closing Date by and among the Fund, the Partnership and QRE GP with net assets contributed by the Fund to the Partnership as follows:

Oil and gas properties, net	$444,671
Natural gas imbalance	(1,247)
Long-term debt	(200,000)
Derivative instrument liability, net (1)	(1,425)
Asset retirement obligation	(18,263)
Net assets	$223,736

(1) Novation of derivative instruments from the Fund to the Partnership was concurrent with the IPO but not part of the Contribution Agreement and were transferred at fair value on the Closing Date. The fair value is reflected in the Predecessor’s book value by the means of non-recurring valuation measurements as of the date of transfer.

•	In exchange for the net assets above, the Fund received 11,297,737 common and 7,145,866 subordinated limited partner units.

•	The Fund also received a $300 million cash distribution.

•	QRE GP made a capital contribution or $0.7 million in exchange for 35,729 QRE GP units. The contribution was received in January 2011.

As a result of these transactions, at December 31, 2010, our ownership structure comprised a 0.1% general partnership interest held by QRE GP, 55.1% in limited partner interest held by the Fund and 44.8% in limited partner interests held by public unitholders.

On January 3, 2011, the underwriters exercised their over-allotment option in full for 2,250,000 common units issued by the Partnership at $20.00 per unit. Total net proceeds from the sale of these common units, after deducting estimated offering costs, were approximately $42 million which, in accordance with the Contribution Agreement were distributed to the Fund as consideration for assets contributed on the Closing Date and reimbursements for pre-formation capital expenditures.

At March 31, 2011 our ownership structure comprised a 0.1% general partner interest held by QRE GP, a 51.6% in limited partner interest held by the Fund and a 48.3% limited partner interest held by the public unitholders.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. During interim periods, the Partnership follows the accounting policies disclosed in its 2010 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (SEC). Please refer to the footnotes to the financial statements in the 2010 Annual Report on Form 10-K when reviewing the interim financial results. The unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010 include all adjustments we believe are necessary for a fair statement of the results for the interim periods. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2011. These unaudited consolidated financial statements and other information included in this Quarterly Report should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report for the year ended December 31, 2010.

Accounting Policy Updates/Revisions

The accounting policies followed by the Partnership and the Predecessor are set forth in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to these policies during the three months ended March 31, 2011.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06) requiring additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and increased disclosure of different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Our adoption did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29 – Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This update was adopted by us on January 1, 2011 and will be applied if we enter into a business combination transaction.

NOTE 3 – FAIR VALUE MEASURMENTS

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

Level 1 –	Defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 –	Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable for the asset or liability.

Level 3 –	Defines as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions for the asset or liability.

Commodity Derivative Instruments — The fair value of the commodity derivative instruments is estimated using a combined income and market valuation methodology based upon forward commodity price and volatility curves. The curves are obtained from independent pricing services.

Interest Rate Derivative Instruments — The fair value of the interest rate derivative instruments is estimated using a combined income and market valuation methodology based upon forward interest rates and volatility curves. The curves are obtained from independent pricing services.

We utilize the most observable inputs available for the valuation technique utilized. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table sets forth, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

As of March 31, 2011	Total	Level 1	Level 2	Level 3
Assets from commodity derivative contracts	$14,594	$-	$14,594	$-
Assets from interest rate derivative contracts	6,713	-	6,713	-
	$21,307	$-	$21,307	$-

Liabilities from commodity derivative contracts	$(62,267)	$-	$(62,267)	$-
Liabilities from interest rate derivative contracts	$(3,409)	-	(3,409)	-
	$(65,676)	$-	$(65,676)	$-

As of December 31, 2010	Total	Level 1	Level 2	Level 3
Assets from commodity derivative contracts	$18,047	$-	$18,047	$-
Liabilities from commodity derivative contracts	$(26,877)	$-	$(26,877)	$-

On February 28, 2011, the Predecessor novated certain interest rate derivative instruments to us. These derivative instruments were accounted for at fair value on a nonrecurring basis of a $2.9 million net asset position (See Note 4). These derivative instruments are classified as Level 2 fair value measurements.

NOTE 4 – DERIVATIVE ACTIVITIES

Our business activities expose us to risks associated with changes in the market price of oil, natural gas and natural gas liquids. As such, future earnings are subject to fluctuations due to changes in both the market price of oil, natural gas and natural gas liquids. We use derivatives to reduce our risk of changes in the prices of oil and natural gas. Our policies do not permit the use of derivatives for speculative purposes. Although we have the ability to elect to enter into netting agreements under our derivative instruments with certain of our counterparties, we have properly presented all asset and liability positions without netting.

It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Each of the counterparties to our derivative contracts is a lender under our credit facility. We do not post collateral under any of these contracts as they are secured under our credit facility.

On February 28, 2011, the Predecessor novated to us fixed for floating interest rate swaps covering $225 million, the entire funded portion of our revolving credit facility. The fair value of these derivative instruments was a $2.9 million net asset position comprising $6.4 million of assets from interest rate derivative contracts and $3.5 million of liabilities from interest rate derivatives. These derivative contracts effectively fix the LIBOR component of our credit facility at 1.9%. As of March 31, 2011, when the interest rate derivative instruments are considered, we have an effective fixed interest rate of 4.4% comprising a 2.5% applicable margin and 1.9% fixed LIBOR rate.

As of March 31, 2011, we held swap transaction contracts to manage our exposure to changes in the price of oil and natural gas related to our oil and natural gas production.

As of March 31, 2011, the notional volumes of our commodity derivative contracts were:

Commodity	Index	April 1 – December 31, 2011	2012	2013	2014	2015
Oil position:
Hedged volume (Bbls/d)	WTI	2,238	2,039	2,076	2,090	2,000
Average price ($/Bbl)		$85.00	$85.25	$85.35	$84.58	$87.40

Natural gas position:
Hedged volume (MMBtu/d)	NYMEX	9,068	8,192	7,474	7,544	3,398
Average price ($/MMbtu)		$7.07	$6.45	$6.45	$6.30	$5.52

As of December 31, 2010, the notional volumes of the derivative contracts were:

Commodity	Index	2011	2012	2013	2014	2015
Oil position:
Hedged volume (Bbls/d)	WTI	2,238	2,039	2,076	2,090	2,000
Average price ($/Bbl)		$85.00	$85.25	$85.35	$84.58	$87.40

Natural gas position:
Hedged volume (MMBtu/d)	NYMEX	9,178	8,192	7,474	7,544	3,398
Average price ($/MMbtu)		$7.26	$6.45	$6.45	$6.30	$5.52

We have elected not to designate any of our derivatives as hedging instruments. As a result, these derivative instruments are marked to market at the end of each reporting period, and changes in the fair value of the derivatives are recorded as gains or losses in the consolidated statements of operations. The fair value of these derivatives was as follows as of the dates indicated:

	March 31, 2011		December 31, 2010
	Asset Derivative Contracts	Liability Derivative Contracts	Asset Derivative Contracts	Liability Derivative Contracts

Commodity contracts	$14,594	$62,267	$18,047	$26,877
Interest rate contracts	6,713	3,409	-	-
	$21,307	$65,676	$18,047	$26,877

Commodity
Current	$7,678	$17,996	$9,027	$7,045
Long-term	6,916	44,271	9,020	19,832
	$14,594	$62,267	$18,047	$26,877
Interest
Current	$-	$3,409	$-	$-
Long-term	6,713	-	-	-
	$6,713	$3,409	$-	$-

The following table presents the impact of derivatives and their location within our unaudited consolidated statements of operations for the periods ended March 31, 2011 and March 31, 2010:

	Three months ended March 31,
	2011	2010

	Partnership	Predecessor
Realized gains (losses):
Commodity contracts	$1,309	$842
Interest rate swaps	(314)	-
Total	$995	$842

Unrealized gains (losses):
Commodity contracts	$(38,843)	$581
Interest rate swaps	429	-
Total	$(38,414)	$581

Total gains (losses):
Commodity contracts (1)	$(37,534)	$1,423
Interest rate swaps (2)	115	-
Total	$(37,419)	$1,423

(1) (Loss) gain on commodity derivative contracts is located in other (expense) income in the consolidated statement of operations.

(2) Gain on interest rate derivatives contracts is recorded as part of interest expense and is located in other (expense) income in the consolidated statement of operations.

NOTE 5 – INCOME TAXES

The Partnership does not pay federal income taxes, as its profits or losses are reported to the taxing authorities by the individual partners.

The Partnership pays Texas Margin Tax. The Partnership has recorded a deferred tax asset of $0.5 million and $0.3 million related to its operations located in Texas as of March 31, 2011 and December 31, 2010. The Partnership has recorded a current tax liability of $0.1 million and less than $0.1 million as of March 31, 2011 and December 31, 2010. The deferred tax asset is included in noncurrent assets on the consolidated balance sheet. The Partnership’s provision for income taxes was a net benefit of $0.1 million for the three months ended March 31, 2011.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

For each well drilled, we record an asset retirement obligation (ARO). We record the ARO liability on our unaudited consolidated balance sheet and capitalize the cost in “Oil and gas properties, using the full cost method of accounting” during the period in which the obligation is incurred. We record the accretion of our ARO liabilities in “Accretion of asset retirement obligations” expense in our unaudited consolidated statements of operations. The additional capitalized costs are depreciated on a unit-of-production basis. The total undiscounted amount of future cash flows to settle our asset retirement obligations is estimated to be $58.8 million at March 31, 2011. Payments to settle asset retirement obligations occur over the lives of the oil and gas properties, estimated to be from less than one year to 58 years. Estimated cash flows have been discounted at our credit adjusted risk free rate of 6.3% and adjusted for inflation using a rate of 2.4%.

Changes in our asset retirement obligations for the periods indicated are presented in the following table:

Liability for asset retirement obligation as of December 21, 2010	$-
Contribution by Predecessor	18,263
Accretion expense	25
Liability for asset retirement obligation as of December 31, 2010	18,288
Accretion expense	267
Liability for asset retirement obligation as of March, 31, 2011	$18,555

Current portion of asset retirment obligations	$1,848
Non-current portion of asset retirement obligations	16,707
Liability for asset retirement obligation as of March, 31, 2011	$18,555

NOTE 7 – LONG-TERM DEBT

Senior Secured Revolving Credit Facility

On December 22, 2010, in connection with the IPO, we entered into a Credit Agreement along with QRE GP, OLLC as Borrower, and a syndicate of banks (the “Credit Agreement”). Initial borrowings under the Credit Agreement on the Closing Date were $225 million.

As of March 31, 2011 and December 31, 2010, we had $225 million of borrowings outstanding and $75 million of borrowing availability. For the quarter ended March 31, 2011 the weighted average interest rate on the revolver was 3.3%.

The Credit Agreement provides for a five-year, $750 million revolving credit facility, with a current borrowing base of $300 million. The borrowing base will be subject to redetermination on a semi-annual basis based on an engineering report with respect to our estimated oil, natural gas and NGL reserves, which will take into account the prevailing oil, natural gas and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. Borrowings under the Credit Agreement are collateralized by liens on at least 80% of our oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries. Borrowings bear interest at our option of either (i) the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50%, and the one-month adjusted LIBOR plus 1.0%, all of which would be subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum.

The Credit Agreement requires us to maintain a leverage ratio (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of its assets; make certain investments, acquisitions or other restricted payments (including a prohibition on our ability to pay distribution to our unitholders if our borrowing base usage exceeds 95%); modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and to provide audited financial statements within 90 days of year end and reviewed quarterly financial statements within 45 days of quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of its forecasted production attributable to proved developed producing reserves and (ii) 85% of its forecasted production from total proved reserves for the next two years and 75% of its forecasted production from total proved reserves thereafter, in each case, based upon production estimates in our most recent reserve report. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of March 31, 2011, we were in compliance with all of the financial covenants, however, we did not provide our quarterly unaudited financial statements by May 16, 2011 for which we sought and received a waiver from our lenders to extend this reporting requirement.

NOTE 8 — PARTNERS’ CAPITAL

Units Outstanding

On January 3, 2011, the underwriters exercised their over-allotment option in full for 2,250,000 common units issued by the Partnership at $20.00 per unit. Total net proceeds from the sale of these common units, after deducting estimated offering costs of approximately $3 million, were approximately $42 million.

As of March 31, 2011, our outstanding partnership interests consisted of 28,555,237 outstanding common units and 7,145,866 outstanding subordinated units, representing a 99.9% limited partnership interest in us, and a 0.1% general partnership interest represented by 35,729 general partner units.

Allocations of Net Income (Loss)

Net income (loss) is allocated between QRE GP and the limited partner unitholders in proportion to their pro rata ownership during the period.

Cash Distributions

We intend to continue to make regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The Credit Agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the Credit Agreement, occurs or would result from the cash distribution.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In connection with the closing of the IPO, we entered into a service agreement with QRM, QRE GP and OLLC (the “Services Agreement”), under which QRM will be entitled through December 22, 2012 to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA generated by us during the preceding quarter, calculated prior to the payment of the fee.

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 10 – NET LOSS PER LIMITED PARTNER UNIT

The following sets forth the calculation of net loss per limited partner unit for the three months ended March 31, 2011:

(In thousands except per share amounts)

Net loss	$(29,348)
Less:
General partner's 0.1% interest in net loss	(29)
Limited partners' interest in net loss	$(29,319)

Weighted average limited partner units outstanding:
Common units	28,480
Subordinated units	7,146
Total	35,626

Net loss per limited partner unit (basic and diluted)	$(0.82)

Net loss per limited partner unit is determined by dividing the net loss available to the limited partner unitholders, after deducting QRE GP’s 0.1% interest in net loss, by the weighted average number of limited partner units outstanding during the three months ended March 31, 2011. We had 28,555,237 common units and 7,145,866 units outstanding as of March 31, 2011.

NOTE 11 – UNIT-BASED COMPENSATION

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

During the three months ended March 31, 2011 we recognized compensation expense of $0.3 million related to equity awards. As of March 31, 2011 we had 163,420 unit awards outstanding with unrecognized compensation expense related to nonvested restricted unit awards of $3.0 million which we expect will be recognized in expense over periods up to five years.

On January 4, 2011, we granted restricted common unit awards of 3,750 units to each of our two independent directors. These units vested immediately upon grant. The fair value of the common unit awards granted was calculated based on the closing price of our common units on the grant date, $20.20 per common unit.

On March 9, 2011, we granted restricted common unit awards of 8,985 units each to two of our named executive officers. The fair value of the common unit awards granted was calculated based on the closing price of our common units on the grant date, $22.26 per common unit.

The following table summarizes our unit-based awards for the three months ended March 31, 2011 (in units and dollars):

	Number of Unvested Restricted Units	Weighted Average Grant-Date Fair Value per unit
Outstanding at beginning of period	148,150	$20.03
Granted (1)	25,470	$21.65
Forfeited	(2,700)	$20.03
Vested (1)	(7,500)	$20.20
Outstanding at end of period	163,420	$20.28

(1) Includes 7,500 units granted to our independent directors for services performed for us.

Note 12 – RELATED PARTY TRANSACTIONS

In connection with the closing of the IPO, we have entered into agreements with QRE GP and its affiliates. The following is a description of those agreements.

Services Agreement

Under the Services Agreement, from the closing of the IPO through December 31, 2012, QRM will be entitled to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA generated by us during the preceding quarter, calculated prior to the payment of the fee. After December 31, 2012, in lieu of the quarterly administrative services fee, QRE GP will reimburse QRM, on a quarterly basis, for the allocable expenses QRM incurs in its performance under the Services Agreement, and we will reimburse QRE GP for such payments it makes to QRM.

For the three months ended March 31, 2011 the Fund charged us $0.8 million in administrative service fees in accordance with the Service Agreement.

Other Contributions to Partners’ Capital

Our share of allocable general and administrative expenses incurred by QRM on our behalf but not reimbursable by us for the three months ended March 31, 2011 totaled $2.3 million. In addition, on February 9, 2011 the Fund novated to us fixed for floating interest rate swaps covering our entire $225 million revolving facility. The fair value of these derivative instruments was $2.9 million net asset position. These transactions are recorded as other contributions in our Consolidated Statement of Changes in Partners’ Capital.

Omnibus Agreement

We entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among QRE GP, OLLC, the Fund and QA Global GP, LLC. The Omnibus Agreement provides for, among other items, the following:

•
The Fund agrees to provide us, for a period of five years from the Closing Date, with the first opportunity to purchase certain oil and gas assets it may offer for sale that consist of at least 70% proved developed producing reserves.

•
The Fund agrees to provide us, for a period of five years from the Closing Date, the first option to participate in certain of its acquisition opportunities so long as 70% of the allocated value of the acquisition is attributable to proved developed producing reserves.

•
Should QA Global or any of its affiliates close any new investment fund within two years from the Closing Date, the Omnibus Agreement shall be amended to include such new investment fund as a party to the terms in the first two points above.

Management Incentive Fee

Under our partnership agreement, for each quarter for which we have paid distributions that equaled or exceeded 115% of our minimum quarterly distribution (which amount we refer to as our “Target

Distribution”), or $0.4744 per unit, QRE GP is entitled to a quarterly management incentive fee, payable in cash, equal to 0.25% of our management incentive fee base, which will be an amount equal to the sum of:

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

For the three months ended March 31, 2011, no management incentive fees were earned by or paid to QRE GP.

Long–Term Incentive Plan

On December 22, 2010, in connection with the closing of the IPO, the Board of Directors of QRE GP adopted the Plan to compensate employees, officers, consultants and directors and consultants of QRE GP and those of its affiliates, including QRM, who perform services for us. As of March 31, 2011, 163,420 restricted unit awards totaling $3.5 million were granted under the Plan. For additional discussion regarding the Plan see Note 11.

Distributions of available cash to QRE GP and affiliates

We will generally make cash distributions to our unitholders and QRE GP pro rata, including our QRE GP and our affiliates. As of March 31, 2011, QRE GP and its affiliates held 11,297,737 common units, all of the subordinated units and 35,729 general partner units. We distributed less than $0.1 million to QRE GP during the three months ended March 31, 2011.

Our relationship with Bank of America

Don Powell, one of our independent directors, is also a director of Bank of America Corporation (“BOA”). An affiliate of BOA is a lender under our credit facility.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	Partnership	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Cash
Cash paid during the period for interest	$1,437	$692
Noncash
Interest rate swaps novated from the Fund	$2,875	$-
Change in accrued capital expenditures	$1,987	$970
General and administrative expense allocated from the Fund	$2,324	$-

NOTE 14 – SUBSEQUENT EVENTS

In preparing the accompanying financial statements, we have reviewed events that have occurred after March 31, 2010, up until the issuance of the financial statements.

On April 29, 2011, we announced that the board of directors of QRE GP approved a cash distribution for the first quarter of 2011 of $0.4125 per unit. On May 13, 2011, we paid $14.8 million to unitholders of record at the close of business on May 9, 2011.

On May 9, 2011 we entered into costless gas collars that were based on the NYMEX index for 2014 and 2015 as illustrated below.

Commodity	Index	2014	2015
Natural gas collars:
Hedged Volume (MMBtu/d)	NYMEX	500	3,000
Average floor price ($/MMBtu)		$5.00	$5.00
Average ceiling price ($/MMBtu)		$6.19	$7.50

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”) and the consolidated financial statements and related notes therein. Our Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the Annual Report and in Part II—Item 1A “Risk Factors” of this report and the “Cautionary Statement Regarding Forward-Looking Information” in this report and in our Annual Report.

Overview

QR Energy, LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed on September 20, 2010, to own and acquire producing oil and natural gas properties in North America. Certain of affiliated entity, QA Holdings LP’s (the Predecessor”) subsidiary limited partnerships, (collectively known as the “Fund”) comprise Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC. Quantum Resources Management, LLC (“QRM”) provides management and operational services for us and the Fund. Our general partner is QRE GP, LLC (or “QRE GP”). We conduct our operations through our wholly owned subsidiary QRE Operating, LLC (“OLLC”).

On December 22, 2010, as part of our IPO, the Fund conveyed to us oil and natural gas producing properties located in Alabama, Arkansas, Kansas, Louisiana, New Mexico, Oklahoma, Texas and an 8.05% overriding oil royalty interest in Florida. As of March 31, 2010, these properties consisted of working interests in 2,140 gross (539 net) producing wells, of which we owned an approximate 25% average working interest. Our average daily oil and natural gas production for the three months ended March 31, 2011 was 5.5 MMboe/d.

Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploration activities or acquire properties with existing production. The amount we realize for our production depends predominately upon commodity prices and our related commodity price hedging activities, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differential and other factors. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

Results of Operations

The table below summarizes certain of the results of operations attributable to the Partnership and Predecessor for the periods indicated. Because the historical results of the Predecessor include results for both the properties conveyed to us in connection with our initial public offering and properties retained by the Predecessor, we do not consider these historical results of the Predecessor for operations and period-to-period comparisons of our results as indicative of our future results. Nevertheless, they are presented here to provide a possible context for our current operations. These results are presented for illustrative purposes only and are not indicative of future results of the Partnership. The prior year predecessor data reflects only those properties that were owned by the Predecessor at that point.

	Partnership		Predecessor
	Three Months Ended March 31,	December 22, to December 31,	Three Months Ended March 31,
	2011	2010	2010
Revenues
Oil sales	$23,517	$2,217	$25,065
Natural gas sales	5,262	551	6,315
NGLs sales	1,790	246	2,460
Processing and other	198	-	1,793
Total Revenue	30,767	3,014	35,633
Operating Expenses
Lease operating expenses	6,274	734	3,615
Production and other taxes	1,978	192	1,979
Processing and transportation	522	13	8,721
Total production expenses	8,744	939	14,315
Depreciation, depletion and amortization	8,575	913	4,338
Accretion of asset retirement obligations	267	25	673
Management fees	-	-	2,115
General and administrative and other	3,433	280	5,389
Total operating expenses	21,049	2,157	26,830
Operating income	9,718	857	8,803
Other income (expense):
Equity in earnings of Ute Energy, LLC	-	-	62
Gain (loss) on derivative contracts	(37,534)	(7,694)	1,423
Interest expense	(1,676)	(304)	(869)
Other expense	-	-	(243)
Total other income (expense), net	(39,210)	(7,998)	373
Income (loss) before income taxes	(29,492)	(7,141)	9,176
Income tax benefit, net	144	42	-
Net income (loss)	$(29,348)	$(7,099)	$9,176
Production data:
Oil (MBbls)	246	26	342
Natural gas (MMcf)	1,253	141	1,104
Natural gas liquids (MBbls)	38	4	49
Total (Mboe)	493	54	575
Average Net Production (Boe/d)	5,473	5,352	6,384
Average sales price per unit:
Oil (per Bbl)	$95.60	$85.27	$73.29
Natural gas (per Mcf)	$4.20	$3.91	$5.72
NGLs (per Bbl)	$47.11	$61.50	$50.20
Average unit cost per Boe:
Lease operating expense	$12.74	$13.59	$6.29
Production and other taxes	$4.02	$3.56	$3.44
Management fees	$-	$-	$3.68
Depreciation, depletion and amortization	$17.41	$16.91	$7.54
General and administrative expenses	$6.96	$5.19	$9.37

Factors Affecting the Comparability of the Historical Financial Results of Us and Our Predecessor

The comparability of our results for the three months ended March 31, 2011 and the Predecessor’s results for the three months ended March 31, 2011 is impacted by:

•
Our March 31, 2011 results include additional operating results from certain properties that were contributed to us at the IPO from the Predecessor’s Denbury acquisition which occurred in May 2010 and therefore not part of our Predecessor’s operating results for the three months ended March 31, 2010.

•	Our March 31, 2011 results do not include the operating results of certain properties owned by the Predecessor during the three months ended March 31, 2010 but were not contributed to us.

Partnership’s Results of Operations

Results for the Three Months Ended March 31, 2011.

We recorded a net loss of $29.3 million for the period ended March 31, 2011.This net loss was primarily driven by a net loss on commodity derivative contracts of $37.5 million.

Sales Revenues. Sales revenues of $30.8 million for the period consisted of oil and condensate sales of $23.5 million, natural gas sales of $5.3 million and NGL sales of $1.8 million. Oil sales volumes were 246 MBbls and the average sales price was $95.60 per Bbl. Natural gas sales volumes were 1,253 MMcf and the average sales price was $4.20 per Mcf. NGL sales volumes were 38 MBbls and the average sales price was $47.11 per Bbl. Total average sales price was $62.01 per Boe. Production for the three months ended March 31, 2011 was 5.5 MBoe/d.

Effects of Commodity Derivative Contracts. We recorded a net loss from our commodity derivatives program during the period of $37.5 million, composed of a realized gain of $1.3 million and an unrealized loss of $38.8 million. The unrealized loss was primarily due to the increase in oil prices between December 31, 2010 and March 31, 2011.

Production Expenses. Our production expenses were $8.7 million, consisting of $6.3 million in lease operating expenses or $12.74 per Boe and $2.0 million in production and other taxes or $4.02 per Boe. For the ten days ended December 31, 2010, lease operating expense was $13.59 per Boe and production and other taxes were $3.56 per Boe. The increase in per BOE in the current quarter was primarily due to elective workover projects performed in the period.

Depreciation, Depletion and Amortization Expenses. For the three months ended March 31, 2011 our depreciation, depletion and amortization expenses were $8.6 million, or $17.41 per Boe. For the ten days ended December 31, 2010, depreciation, depletion and amortization expenses were $16.91 per Boe. The per Boe increase was due to additions to oil and gas properties during the three months ended March 31, 2011.

General and Administrative and Other Expenses. For the three months ended March 31, 2011 our general and administrative and other expenses were $3.4 million, or $6.96 per Boe. For the ten days ended December 31, 2010, general and administrative and other expenses was $5.19 per Boe. The increase on a per Boe basis is primarily caused by the increase in employees and use of professional services by us.

Interest Expense, net. Net interest expense was $1.7 million for the three months ended March 31, 2011. Interest expense was $1.8 million partially offset by a net gain on interest rate derivative contracts of $0.1 million.

Results of Operations – For the Predecessor’s Three Months Ended March 31, 2010

Sales Revenues. Sales revenues were $35.6 million for the period consisted of oil and condensate sales of $25.1 million, natural gas sales of $6.3 million and NGL sales of $2.5 million. Oil sales volumes were 342 MBls and the average sales price was $73.29 per Bbl. Natural gas volumes were 1,104 MMcf and the average sale price was $5.72 per Mcf. NGL volumes were 49 MBbls and the average sales price was $50.20 per Bbl. Total average sales price was $58.85 per Boe. Production for the three months ended March 31, 2010 was 6.4 Mboe/d. In addition processing and other revenues were $1.8 million generated primarily from sulfur revenue.

Effects of Commodity Derivative Contracts. Due to decreases in oil and natural gas prices, our Predecessor recorded a net gain from our commodity derivatives program during the period of $1.4 million, composed of a realized gain of $0.8 million and an unrealized gain of $0.6 million.

Production Expenses. Our Predecessor’s production expenses were $14.3 million, consisting of $3.6 million in lease operating expenses or $6.29 per Boe and $2.0 million in production and other taxes or $3.44 per Boe.

Depreciation, Depletion and Amortization Expenses. Our Predecessor’s depreciation, depletion and amortization expenses were $4.3 million, or $7.54 per Boe produced during the period.

Management Fee. Our Predecessor’s management fees were $2.1 for the three months ended March 31, 2010.

General and Administrative and Other Expenses. Our Predecessor’s general and administrative and other expenses were $5.4 million, or $9.37 per Boe for the three months ended March 31, 2010.

Interest Expense, net. Interest expense was a gain of $0.9 million for the three months ended March 31, 2010 which included deferred financing cost amortization of $0.2 million.

Liquidity and Capital Resources

Our cash flow from operating activities for the three months ended March 31, 2011 was $2.1 million.

Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our credit facility. The capital markets continue to experience volatility. Many financial institutions have had liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. Our exposure to current credit conditions includes our credit facility, cash investments and counterparty performance risks. Continued volatility in the debt markets may increase costs associated with issuing debt instruments due to increased spreads over relevant interest rate benchmarks and affect our ability to access those markets.

As of March 31, 2011 our liquidity of $76.8 million consisted of $1.8 million of available cash and $75 million of availability under our credit facility. We will continue to monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our credit facility. As of March 31, 2011, we had borrowing capacity of $75 million ($300 million borrowing base less $225 million of outstanding borrowing) under our credit facility. The borrowing base will be redetermined as of May 1 and November 1 of each year, beginning with May 1, 2011, by the administrative agent of our credit facility. The May 1, 2011 redetermination has not yet been completed. In addition, we may request additional capacity for acquisitions of a minimum of the lesser of $50 million or ten percent of then-existing borrowing base.

A portion of our capital resources may be utilized in the form of letters of credit to satisfy counterparty collateral demands. As of March 31, 2011, we had no letters of credit outstanding.

We intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.4125 per unit per quarter ($1.65 per common unit on an annualized basis). As of March 31, 2011, such annual minimum amounts payable to unitholders approximated $59.2 million. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, including debt and common unit issuances, to fund our acquisition and expansion capital expenditures.

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

As of March 31, 2011, we had a positive working capital balance of $2.7 million.

Capital Expenditures

Maintenance capital expenditures are capital expenditures that we expect to make on an ongoing basis to maintain our production and asset base (including our undeveloped leasehold acreage). The primary purpose of maintenance capital is to maintain our production and asset base at a steady level over the long term to maintain our distributions per unit. For 2011, we have estimated our maintenance capital expenditures to be approximately $12.5 million. During the three months ended March 31, 2011, we have expended $3.4 million of capital expenditures.

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

The amount and timing of our capital expenditures are largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside of our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews. Based on our current oil and natural gas price expectations, we anticipate that our cash flow from operations and available borrowing capacity under our new credit facility will exceed our planned capital expenditures and other cash requirements for 2011. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production. There can be no assurance that our operations and other capital resources will provide cash in amounts that are sufficient to maintain our planned levels of capital expenditures.

Predecessor

For the three months ended March 31, 2010, our Predecessor’s expenditures were $50.3 million comprising $45 million of acquisition related expenditures and $5.3 million of maintenance capital expenditures. The Predecessor’s acquisition related expenditures included a $42.2 million down payment for the Denbury Acquisition and also a $2.8 million down payment for surface acquisitions in a portion of the Jay field.

Credit Agreement

The Credit Agreement provides for a five-year, $750 million revolving credit facility, with a current borrowing base of approximately $300 million. The borrowing base will be subject to redetermination on a semi-annual basis based on an engineering report with respect to our estimated oil, natural gas and NGL reserves, which will take into account the prevailing oil, natural gas and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. Borrowings under the Credit Agreement are collateralized by liens on at least 80% of our oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries. Borrowings bear interest at our option of either (i) the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50%, and the one-month adjusted LIBOR plus 1.0%, all of which would be subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum.

The Credit Agreement requires us to maintain a leverage ratio (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of its assets; make certain investments, acquisitions or other restricted payments (including a prohibition on our ability to pay distribution to our unitholders if our borrowing base usage exceeds 95%); modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and to provide audited financial statements within 90 days of year end and reviewed quarterly financial statements within 45 days of quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of its forecasted production attributable to proved developed producing reserves and (ii) 85% of its forecasted production from total proved reserves for the next two years and 75% of its forecasted production from total proved reserves thereafter, in each case, based upon production estimates in our most recent reserve report. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of March 31, 2011, we were in compliance with all of the financial covenants, however, we did not provide our quarterly unaudited financial statements by May 16, 2011 for which we sought and received a waiver from our lenders to extend this reporting requirement.

As of March 31, 2011, we had $225.0 million of outstanding borrowings under the facility.

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

Cash Flows

Cash flows provided (used) by type of activity were as follows for the periods indicated:

	Partnership	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Net Cash provided by (used in):
Operating activities	$2,099	$11,119
Investing activities	(1,388)	(49,262)
Financing activities	(1,076)	21,064

Operating Activities

Our cash flow from operating activities for the three months ended March 31, 2011 was $2.1 million primarily due sales of commodities during the period partially offset by increases in our receivables.

Investing Activities

Our cash flow from investing activities for the three months ended March 31, 2011 was ($1.4) million for additions to oil and gas properties for the capital expenditures paid during the period.

Financing Activities

Our cash flow from investing activities for the three months ended March 31, 2011 was ($1.1) million comprising cash out flows of $43.8 million primarily for distributions to the Fund partially offset by $42.7 million in capital contributions primarily from the underwriters’ exercise of their over-allotment option.

Capital Requirements

We currently estimate maintenance capital expenditures to be approximately $12.5 million to develop our oil and natural gas properties during 2011.

We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisitions of oil and natural gas properties in 2011 through a combination of cash, borrowings under our credit facility and the issuance of equity securities.

Contractual Obligations

We have no material changes in our long-term commitments associated with our capital expenditure plans or operating agreements. Our level of capital expenditures will vary in the future periods depending on the success we experience in our acquisition, development and exploration activities, oil and natural gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments and Hedging Activity

We are exposed to various risks including energy commodity price risk. When oil and natural gas prices decline significantly our ability to finance our capital budget and operations could be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil, natural gas and natural gas liquids prices by reducing the risk of price volatility and the effect it could have on our operations. The type of derivative instruments that we typically utilize are swaps. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, generally our objective is to hedge approximately 65% to 85% of our current and anticipated production for the next 12 to 60 months. Our hedge policies and objectives may change significantly as commodities prices or price futures change.

We are exposed to market risk on our open derivative contracts of non-performance by our counterparties. We do not expect such non-performance because our contracts are with major financial institutions with investment grade credit ratings. Each of the counterparties to our derivative contracts is a lender in our Senior Credit Agreement. We did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement. Please refer to Item 1. Consolidated Financial Statements (Unaudited)—Note 4, “Derivatives Activities” for additional information.

We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Periodically, we may look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At March 31, 2011, we did have open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

We account for our derivative activities whereby every derivative instrument is recorded on the balance sheet as either an asset or liability measured at fair value. See Item 1. Consolidated Financial Statements (Unaudited)—Note 4, “Derivatives Activities” for more details.

Item 4. Controls and Procedures

Material Weaknesses in Internal Control over Financial Reporting.

Prior to the completion of our IPO, our predecessor was  a private partnership with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address internal control over financial reporting. Our control environment and control activities are the same as our Predecessor. As previously discussed in Item 9A. “Controls and Procedures” of our 2010 Annual Report on Form 10-K, we reported material weaknesses in our overall control environment , as well as numerous material weaknesses at various control activity levels.  These material weaknesses continue to exist as of March 31, 2011, the end of the period covered by this report.

Evaluation of  Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive  officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified  in the rules and forms of the SEC.  In light of the previously identified material weaknesses described in our 2010 Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2011.

We have begun the process of evaluating our internal control over financial reporting, although we are in the early phases of our review and will not complete our review until later in 2011.  We cannot predict the outcome of our review at this time.  During the course of the review, we may identify additional control deficiencies, which could give rise to significant deficiencies and other material weaknesses in addition to the material weaknesses previously identified.  Each of the material weaknesses described in Item 9A, “Controls and Procedures” of our 2010 Annual Report on Form 10-K, could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our interim consolidated financial statement that would not be prevented or detected.  We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses previously disclosed in our 2010 Annual Report on Form 10-K or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Part I-Item 3 “-Legal Proceedings” in our Annual Report on Form 10-K. We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Partnership’s Annual Report on Form 10-K, for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [REMOVED AND RESERVED]

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are included as exhibits to the Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit			Description
Number
3.1		—
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

31.1	*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	**	—	Certification of the Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	—	Certification of the Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________
* Filed as an exhibit to this Quarterly Report on Form 10-Q.
** Furnished as an exhibit to this Quarterly Report on Form 10-Q.
+ Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QR ENERGY, LP

	By:	QRE GP, LLC,
its General Partner

Dated: May 23, 2011	By:	/s/ Alan L. Smith
Alan L. Smith
Chief Executive Officer and Director

Dated: May 23, 2011	By:	/s/ Cedric W. Burgher
Cedric W. Burgher
Chief Financial Officer