Form 10-K/A
period 2011-12-31
QR Energy, LP
filed 2012-03-26
CIK 1502012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35010

QR ENERGY, LP

(Exact name of registrant as specified in its charter)

Delaware	90-0613069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 McKinney Street, Suite 2400, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 452-2200

Securities registered pursuant to Section 12(b) of the Act:

Common Units Representing Limited Partner Interests	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to the Form 10–K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    YES  ☐    NO  ☒

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of QR Energy, LP (the “Partnership”) for the year ended December 31, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Original 10-K Filing”), is to amend and restate in its entirety the information in the Exhibit Index included in Part IV, Item 15(a)(3) of the Original 10-K Filing (the “Original Exhibit Index”). The Partnership’s press release announcing earnings information for the fourth quarter of 2011, which was furnished as Exhibit 99.1 to our Current Report on Form 8-K filed on March 15, 2012, was inadvertently included as Exhibit 99.2 of the Original Exhibit Index.

Exhibit 99.2 filed with this Amendment contains certain supplementary unaudited financial information related to our three months ended December 31, 2011. Additionally, Exhibits 23.3 and 99.3 were inadvertently excluded from the Original Exhibit Index and are being filed herewith. Exhibit 23.3 contains the consent of Miller and Lents, Ltd. and Exhibit 99.3 contains the Report of Miller and Lents, Ltd., both of with relate to the reserve information of the Fund (as such term is defined in the Original 10-K Filing).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed or furnished, as indicated, as exhibits to this Amendment. Other than to file Exhibits 23.3, 99.2 and 99.3, and the new certifications included as Exhibits 31.1, 31.2, 32.1 and 32.2, there are no changes from the Original Exhibit Index reflected in Item 15 of this Amendment.

Except as described above, this Amendment does not modify or update the disclosures presented in the Original 10-K Filing in any way. Those sections of the Original 10-K Filing that are unaffected by this Amendment are not included herein. This Amendment continues to speak only as of the date of the Original 10-K Filing and it has no impact on the Partnership’s previously reported audited financial statements and notes thereto as of December 31, 2011. Furthermore, except to the extent stated herein, we have not updated the information in the Original 10-K Filing, and this Amendment does not reflect events occurring after the filing of the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing as well as the Partnership’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original 10-K Filing as information in such filings may update or supersede certain information contained in the Original 10-K Filing, as amended hereby.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit Number		Description
3.1	—	Certificate of Limited Partnership of QR Energy, LP (Incorporated by reference to Exhibit 3.1 of the Partnership’s Registration Statement on Form S-1 (File No. 333-169664) filed on September 30, 2010).

3.2	—	Agreement of Limited Partnership of QR Energy, LP (Incorporated by reference to Exhibit 3.2 of the Partnership’s Registration Statement on Form S-1 (File No. 333-169664) filed on September 30, 2010).

3.3	—	First Amended and Restated Agreement of Limited Partnership of QR Energy, LP (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

3.4	—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of QR Energy, LP, dated as of October 3, 2011 (Incorporated herein by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed October 6, 2011).

3.5	—	Certificate of Formation of QRE GP, LLC (Incorporated by reference to Exhibit 3.4 of the Partnership’s Registration Statement on Form S-1 (File No. 333-169664) filed on September 30, 2010).

3.6	—	Limited Liability Company Agreement of QRE GP, LLC (Incorporated by reference to Exhibit 3.5 of the Partnership’s Registration Statement on Form S-1 (File No. 333-169664) filed on September 30, 2010).

3.7	—	First Amendment to Limited Liability Company Agreement of QRE GP, LLC (Incorporated by reference to Exhibit 3.6 of the Partnership’s Registration Statement on Form S-1/A (File No. 333-169664) filed on November 26, 2010).

3.8	—	Amended and Restated Limited Liability Company Agreement of QRE GP, LLC (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

4.1+	—	Form of Restricted Unit Agreement under the QRE GP, LLC Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.4 of the Partnership’s Registration Statement on Form S-8 (File No. 333-171333) filed on December 22, 2010).

4.2	—	Registration Rights Agreement, dated as of October 3, 2011, by and among QR Energy, LP, Quantum Resources A1, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (Incorporated herein by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed October 6, 2011).

10.1	—	Stakeholders’ Agreement, by and among QR Energy, LP, Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP and QAC Carried WI, LP, and Black Diamond Resources, LLC, dated as of September 29, 2010 (Incorporated by reference to Exhibit 10.8 of the Partnership’s Registration Statement on Form S-1 (File No. 333-169664) filed on September 30, 2010).

10.2	—	Omnibus Agreement by and among QR Energy, LP, QRE GP, LLC, Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources, C, LP, QAB Carried WI, LP, QAC Carried WI, LP, Black Diamond Resources, LLC, QA Holdings, LP and QA Global GP, LLC, dated December 22, 2010 (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

10.3	—	Services Agreement by and among QR Energy, LP, QRE GP, LLC, QRE Operating, LLC and Quantum Resources Management, LLC dated December 22, 2010 (Incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

10.4	—	Credit Agreement by and among QR Energy, LP, QRE GP, LLC, QRE Operating, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, Royal Bank of Canada, The Royal Bank of Scotland plc and Toronto Dominion (New York) LLC, as Documentation Agents and the other lenders party thereto, dated as of December 22, 2010 (Incorporated by reference to Exhibit 10.3 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

10.5	—	First Amendment to the Credit Agreement, dated as of October 3, 2011, by and among QR Energy, LP, QRE GP, LLC, QRE Operating, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent and the other lenders party thereto (Incorporated herein by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed October 6, 2011).

10.6	—	Contribution, Conveyance and Assumption Agreement by and among QR Energy, LP, QRE GP, LLC, QRE Operating, LLC, Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC dated December 22, 2010 (Incorporated by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

Exhibit Number		Description
10.7+	—	QRE GP, LLC Long-Term Incentive Plan, adopted as of December 22, 2010 (Incorporated by reference to Exhibit 10.5 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

10.8	—	Purchase and Sale Agreement, dated as of September 12, 2011, by and among QR Energy, LP, QRE Operating, LLC, Quantum Resources A1, LP, QAB Carried WI, LP, QAC Carried WI, LP, and Black Diamond Resources, LLC (Incorporated herein by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed September 12, 2011).

21.1****		List of Subsidiaries of QR Energy, LP

23.1****		Consent of PricewaterhouseCoopers LLP

23.2****		Consent of Miller and Lents, Ltd.

23.3*		Consent of Miller and Lents, Ltd.

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**		Certification of Chief Executive Officer Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**		Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1****		Report of Miller and Lents, Ltd.

99.2*		Certain Supplementary Unaudited Financial Information

99.3*		Report of Miller and Lents, Ltd.

*	Filed as an exhibit to this Annual Report on Form 10-K/A.
**	Furnished as an exhibit to this Annual Report on Form 10-K/A.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
****	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012.
+	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QR Energy, LP (Registrant)
Date: March 26, 2012	By: QRE GP, LLC, its general partner

	By:	/s/ Cedric W. Burgher
Cedric W. Burgher
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2012.

Signature	Title (Position with QRE GP, LLC)	Date

/s/ Alan L Smith	Chief Executive Officer and Director	March 26, 2012
Alan L. Smith	(Principal Executive Officer)

/s/ John H. Campbell, Jr.	President, Chief Operating Officer and Director	March 26, 2012
John H. Campbell, Jr.

/s/ Cedric W. Burgher	Chief Financial Officer	March 26, 2012
Cedric W. Burgher	(Principal Financial Officer)

/s/ Gregory S. Roden	Vice President, Secretary and General Counsel	March 26, 2012
Gregory S. Roden

/s/ Lloyd V. DeLano	Chief Accounting Officer	March 26, 2012
Lloyd V. DeLano	(Principal Accounting Officer)

/s/ Richard K. Hebert	Director	March 26, 2012
Richard K. Hebert

/s/ Toby R. Neugebauer	Director	March 26, 2012
Toby R. Neugebauer

/s/ Donald E. Powell	Director	March 26, 2012
Donald E. Powell

/s/ Stephen A. Thorington	Director	March 26, 2012
Stephen A. Thorington

/s/ S. Wil VanLoh, Jr.	Director	March 26, 2012
S. Wil VanLoh, Jr.

/s/ Donald D. Wolf	Chairman of the Board	March 26, 2012
Donald D. Wolf

5