Form 10-Q
period 2012-06-30
QR Energy, LP
filed 2012-08-09
CIK 1502012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No

As of August 9, 2012, there were 16,666,667 Class C Preferred Units,  37,422,351 Common Units, 7,145,866 Subordinated Units and 41,747 General Partner Units outstanding.

CAUTIONARY STATEMENT ABOUT FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;

•	ability to replace the reserves we produce through drilling and property acquisitions;

•	drilling locations;

•	oil and natural gas reserves;

•	technology;

•	realized oil, natural gas and natural gas liquids (NGLs) prices;

•	production volumes;

•	lease operating expenses;

•	general and administrative expenses;

•	future operating results; and

•	plans, objectives, expectations and intentions.

All statements, other than statements of historical fact, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties some of which are beyond our control. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and the other disclosures contained herein and therein, which describe known material factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

•	our ability to generate sufficient cash to pay the minimum quarterly distribution on our common units;

•	our substantial future capital requirements, which may be subject to limited availability of financing;

•	uncertainty inherent in estimating our reserves;

•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;

•	cash flows and liquidity;

•	potential shortages of drilling and production equipment;

•	potential difficulties in the marketing of, and volatility in the prices for, oil, natural gas and NGLs;

•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;

•	competition in the oil and natural gas industry;

•	general economic conditions, globally and in the jurisdictions in which we operate;

•	legislation and governmental regulations, including climate change legislation and federal or state regulation of hydraulic fracturing;

•	the risk that our hedging strategy may be ineffective or may reduce our income;

•	the material weakness in our internal control over financial reporting;

•	actions of third party co-owners of interest in properties in which we also own an interest; and

•	risks related to potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

QR ENERGY, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$22,529	$17,433
Accounts receivable	36,955	32,263
Due from affiliates	332	3,734
Derivative instruments	61,281	32,683
Prepaid and other current assets	904	249
Total current assets	122,001	86,362
Noncurrent assets:
Oil and gas properties, using the full cost method of accounting
Evaluated	1,259,868	975,182
Unevaluated	9,000	-
Gross oil and natural gas properties	1,268,868	975,182
Gas processing equipment	2,552	865
Less accumulated depreciation, depletion, and amortization	(120,614)	(80,484)
Total property and equipment, net	1,150,806	895,563
Derivative instruments	115,797	70,570
Deferred taxes	-	270
Other assets	7,265	4,279
Total noncurrent assets	1,273,868	970,682
Total assets	$1,395,869	$1,057,044

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Current portion of asset retirement obligations	$808	$348
Derivative instruments	9,473	9,569
Accrued and other liabilities	58,162	50,027
Total current liabilities	68,443	59,944
Noncurrent liabilities:
Long-term debt	596,500	500,000
Derivative instruments	20,391	16,906
Asset retirement obligations	71,652	65,353
Other liabilities	6,724	-
Deferred taxes	320	-
Total noncurrent liabilities	695,587	582,259
Commitments and contingencies (see Note 11)
Partners' capital:
Class C convertible preferred unitholders (16,666,667 issued and outstanding
as of June 30, 2012 and December 31, 2011)	365,527	358,138
General partner (41,747 and 35,729 units issued and outstanding
as of June 30, 2012 and December 31, 2011)	672	546
Public common unitholders (37,422,351 and 17,292,279 units issued
and outstanding as of June 30, 2012 and December 31, 2011)	322,932	241,306
Affiliated common unitholders (0 and 11,297,737 units issued
and outstanding as of June 30, 2012 and December 31, 2011)	-	(113,414)
Subordinated unitholders (7,145,866 units issued and outstanding
as of June 30, 2012 and December 31, 2011)	(57,292)	(71,735)
Total partners' capital	631,839	414,841
Total liabilities and partners' capital	$1,395,869	$1,057,044

See accompanying notes to the consolidated financial statements

QR ENERGY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Oil and natural gas sales	$61,834	$67,327	$127,163	$129,680
Processing and other	375	553	833	1,031
Total revenues	62,209	67,880	127,996	130,711
Operating Expenses:
Production expenses	25,747	21,238	48,767	41,036
Depreciation, depletion and amortization	20,540	19,421	40,130	38,330
Accretion of asset retirement obligations	887	666	1,730	1,314
General and administrative	8,771	7,690	17,113	14,239
Acquisition and transaction costs	920	-	1,008	-
Total operating expenses	56,865	49,015	108,748	94,919
Operating income	5,344	18,865	19,248	35,792
Other income (expense):
Realized gains (losses) on commodity derivative contracts	14,222	(42,161)	22,293	(40,852)
Unrealized gains on commodity derivative contracts	89,682	68,460	67,913	6,855
Interest expense, net	(9,393)	(15,820)	(16,865)	(19,211)
Total other income (expense), net	94,511	10,479	73,341	(53,208)
Income (loss) before income taxes	99,855	29,344	92,589	(17,416)
Income tax expense, net	(730)	(356)	(699)	(145)
Net income (loss)	$99,125	$28,988	$91,890	$(17,561)
Net income (loss) per limited partner unit:
Common unitholders' (basic)	$2.15	$0.44	$1.92	$(0.38)
Common unitholders' (diluted)	1.67	0.44	1.60	(0.38)
Subordinated unitholders' (basic)	2.12	0.44	1.76	(0.38)
Subordinated unitholders' (diluted)	1.65	0.44	1.50	(0.38)
Weighted average number of limited partner units outstanding:
Common units (basic)	36,114	28,723	32,486	28,518
Common units (diluted)	52,780	28,723	49,153	28,518
Subordinated units (basic and diluted)	7,146	7,146	7,146	7,146

See accompanying notes to the consolidated financial statements

QR ENERGY, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
(In thousands)

	Class C
	Convertible		Limited Partners			Total
	Preferred	General	Public	Affiliated		Partners'
	Unitholders	Partner	Common	Common	Subordinated	Capital
Balances - December 31, 2011	$358,138	$546	$241,306	$(113,414)	$(71,735)	$414,841
Contributions from the Predecessor	-	-	-	4,985	9,978	14,963
Proceeds from unit offering	-	115	162,080	-	-	162,195
Recognition of unit-based awards	-	-	768	-	-	768
Reduction in units to cover individuals' tax withholding	-	-	(21)	-	-	(21)
Distributions to unitholders	(7,000)	(40)	(36,496)	-	(6,878)	(50,414)
Amortization of discount on increasing rate distributions	7,389	-	-	-	-	7,389
Noncash distribution to preferred unitholders	(7,389)	-	-	-	-	(7,389)
Affiliated unit sale to public	-	-	(113,325)	113,325	-	-
Management incentive fee earned	-	(2,383)	-	-	-	(2,383)
Net income	14,389	2,434	68,620	(4,896)	11,343	91,890
Balances - June 30, 2012	$365,527	$672	$322,932	$-	$(57,292)	$631,839

See accompanying notes to consolidated financial statements

QR ENERGY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$91,890	$(17,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	40,130	38,330
Accretion of asset retirement obligations	1,730	1,314
Recognition of unit-based awards	768	624
General and administrative expense contributed by affiliates	14,963	13,916
Unrealized (gains) losses on derivative contracts	(65,624)	3,192
Deferred income tax benefit	590	86
Other items	1,461	1,081
Changes in operating assets and liabilities:
Accounts receivable and other assets	(3,566)	(23,269)
Accounts payable and other liabilities	2,713	2,583
Net cash provided by operating activities	85,055	20,296
Cash flows from investing activities:
Additions to oil and gas properties	(63,087)	(29,898)
Proceeds from the sale of oil and gas properties	240	1,327
Acquisitions	(225,118)	-
Net cash used in investing activities	(287,965)	(28,571)
Cash flows from financing activities:
Proceeds from unit offering, net of offering costs	162,195	41,963
Distributions to the Fund	-	(42,000)
Contributions from the General Partner	-	715
Management incentive fee to the General Partner	(1,730)	-
Distributions to unitholders	(45,351)	(16,416)
Contributions from the Predecessor	-	(18,816)
Proceeds from bank borrowings	96,500	41,000
Deferred financing costs	(3,608)	(214)
Net cash provided by financing activities	208,006	6,232
Increase (decrease) in cash	5,096	(2,043)
Cash at beginning of period	17,433	2,195
Cash at end of period	$22,529	$152

See accompanying notes to the consolidated financial statements

QR Energy, LP

Notes to Consolidated Financial Statements (Unaudited)

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

NOTE 1 – ORGANIZATION AND OPERATIONS

QR Energy, LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed on September 20, 2010, to receive certain assets of the affiliated entity, QA Holdings, LP (the “Predecessor”) and own other assets. Certain of the Predecessor’s subsidiaries (collectively known as the “Fund”) include Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC. Quantum Resources Management, LLC (“QRM”) provides management and operational services for us and the Fund. Our general partner is QRE GP, LLC (or “QRE GP”). We conduct our operations through our wholly owned subsidiary QRE Operating, LLC (“OLLC”). Our wholly owned subsidiary, QRE Finance Corporation (“QRE FC”), has no material assets and was formed for the sole purpose of being a co-issuer of our debt securities.

We completed our initial public offering of 15,000,000 common units representing limited partner interests in the Partnership on December 22, 2010 (the “Closing Date”). On the Closing Date, a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”) was executed by and among the Fund, the Partnership and QRE GP with net assets contributed by the Fund. In exchange for the net assets, the Fund received 11,297,737 common and 7,145,866 subordinated limited partner units. QRE GP made a capital contribution to the Partnership in exchange for 35,729 general partner units.  The underwriters exercised their over-allotment option in full for 2,250,000 common units issued by the Partnership. Net proceeds from the sale of these common units, after deducting offering costs, were approximately $42 million.

On October 3, 2011, the Fund contributed certain oil and gas properties (the “Transferred Properties”) pursuant to a purchase and sale agreement by and among the Fund, the Partnership and OLLC in exchange for 16,666,667 Class C Convertible Preferred Units (“Preferred Units”) and the assumption of $227 million in debt (the “Transaction”).  The fair value of the Preferred Units on October 1, 2011 was $21.27 per unit or $354.5 million with net assets of $252.0 million contributed to the Partnership by the Fund. The Transaction was accounted for as a transaction between entities under common control whereby the Transferred Properties were recorded at historical book value. As such, the value of the Preferred Units in excess of the net assets contributed by the Fund was deemed a $102.5 million distribution from the Partnership and allocated pro rata to the general partner and existing limited partners.

On April 17, 2012, we issued 6,202,263 common units representing limited partnership interests in us, and the Fund sold 11,297,737 of its common units it held in us (the “Equity Offering”), to the public pursuant to a registration statement filed with the Securities and Exchange Commission (the “SEC”).  In conjunction with the Equity Offering, the Partnership granted the underwriters an over-allotment option for 30 days to purchase up to an additional 2,625,000 common units from the Partnership, which they exercised in full. The common units, including the units issued pursuant to the underwriters’ full exercise of their option, were issued by us or sold by the Fund at $19.18 per unit. Refer to Note 10 – Partners’ Capital for further details. Proceeds from the Equity Offering, net of transaction costs of $0.5 million and underwriter’s discount of $6.8 million, were approximately $162 million.

On April 20, 2012, we closed the acquisition of primarily oil properties from Prize Petroleum, LLC and Prize Petroleum Pipeline, LLC (“Prize”) for approximately $225 million in cash (the “Prize Acquisition”), with an effective date of January 1, 2012.  Refer to Note 3 – Acquisitions for further details.

On June 1, 2012, we filed a registration statement on Form S-3 with the SEC to register, among other securities, our debt securities, which may be co-issued by QRE FC. The registration statement also registered guarantees of debt securities by OLLC. Refer to Note 16 – Subsidiary Guarantors for details.

On July 30, 2012, we and our wholly-owned subsidiary QRE FC, issued $300 million of 9.25% Senior Notes (the “Senior Notes”) due 2020.  Refer to Note 9 – Long-Term Debt for further details.

      At June 30, 2012, our ownership structure comprised a 0.1% general partner interest held by QRE GP, a 38.8% limited partner interest held by the Fund, represented by all of our preferred and subordinated units, and a 61.1% limited partner interest held by the public unitholders.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete annual financial statements. During interim periods, the Partnership follows the accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”), filed with the SEC. The unaudited consolidated financial statements for the three and the six months ended June 30, 2012 and 2011 include all adjustments we believe are necessary for a fair statement of the results for the interim periods. Prior period amounts have been revised to conform to current period presentation. Operating results for the three and six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2012. These unaudited consolidated financial statements and other information included in this Quarterly Report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2011 Annual Report.

The Partnership’s historical financial statements previously filed with the SEC have been revised in this quarterly report on Form 10-Q to include the results attributable to the Transferred Properties as if the Partnership owned such assets for all periods presented by the Partnership including the period from January 1, 2011 to June 30, 2011 as the Transaction was between entities under common control. The consolidated financial statements for periods prior to the Partnership’s acquisition of the Transferred Properties have been prepared from the Predecessor’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported. See our accounting policy for transactions between entities under common control set forth in Note 2 of the Notes to Consolidated Financial Statements in our 2011 Annual Report.

Accounting Policy Updates/Revisions

The accounting policies followed by the Partnership are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2011 Annual Report. There have been no significant changes to these policies during the three months ended June 30, 2012 with the exception to the updates below.

Unevaluated Properties

In conjunction with the Prize Acquisition, we acquired unevaluated properties which are not being depleted pending determination of the existence of proved reserves.  Unevaluated properties are assessed periodically to ascertain whether there is a probability of obtaining proved reserves in the future.  When it is determined that these properties have been promoted to a proved reserve category or there is no longer any probability of obtaining proved reserves from the properties, the costs associated with these properties are transferred into the amortization base to be included in the depletion calculation. Unevaluated properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geological data obtained relating to the properties.  Where it is not practical to assess properties individually as their costs are not individually significant, such properties are grouped for purposes of the periodic assessment.

Business Combinations

We account for all business combinations using the purchase method, in accordance with U.S. GAAP. Under the purchase method of accounting, a business combination is accounted for at the purchase price based upon the fair value of the consideration given, whether in the form of cash, assets, equity or the assumption of liabilities. The assets and liabilities acquired are measured at their fair values. The difference between the fair value of assets acquired and liabilities assumed over the cost of the entity, if any, is recorded as either goodwill or a bargain purchase gain. The Partnership has not recognized any goodwill from business combinations.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amendments in ASU 2011-04 are the result of the FASB's and the International Accounting Standards Board's (“IASB”) work to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and the International Financial Reporting Standards (“IFRS”). ASU 2011-04 explains how to measure fair value and changes the wording used to describe many of the fair value requirements in GAAP, but does not require additional fair value measurements. This guidance becomes effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. This amendment was adopted by us on January 1, 2012 and did not have a material impact on our financial position, results of operations or cash flows.

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

NOTE 3 – ACQUISITIONS

Prize Properties

On April 20, 2012 we closed the Prize Acquisition. We acquired predominantly low decline, long life oil properties, almost all of which are located in the Ark-La-Tex area, for $225 million in cash after customary purchase price adjustments. The acquired properties had estimated proved reserves as of December 31, 2011 utilizing SEC prices of 13.3 MMBoe. The acquisition had an effective date of January 1, 2012.

The Prize Acquisition qualified as a business combination and was accounted for under the acquisition method of accounting.  Effective April 20, 2012 the results of operations of the acquired Prize assets are included in our unaudited statement of operations for the three and six months ended June 30, 2012. Accordingly, we recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. The fair value measurements of the oil and gas properties and asset retirement obligations were measured using valuation techniques and inputs that convert future cash flows to a single discounted amount.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition closing date (in thousands):

Oil and gas properties
Evaluated	$223,740
Unevaluated	9,000
Asset retirement obligation	(4,738)
Environmental liability	(1,891)
Other current liabilities	(993)
Net assets acquired	$225,118

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Costs associated with the acquisition of Prize totaled $0.6 million of which are recorded in the acquisition and transaction costs caption of the consolidated statement of operations for the three and six months ended June 30, 2012. In conjunction with the Prize Acquisition, we assumed an estimated environmental liability of $1.9 million. Refer to Note 11 – Commitments And Contingencies for further details.

Since the closing date, revenues of $6.5 million and operating expenses of $2.7 million related to the operation of the Prize properties are included in the three and six months ended consolidated results of operations. The following unaudited consolidated income statement information provides unaudited pro forma consolidated income statement information for the three and six months ended June 30, 2012 and unaudited pro forma consolidated income statement information for the three and six months ended June 30, 2011, which assumes the acquisition of Prize had occurred on January 1, 2011. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on the assets acquired from Prize resulting from the fair value of assets acquired. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed at the beginning the periods presented, nor are they indicative of future results of operations.

	Three Months Ended		Six Months Ended
	(Unaudited)		(Unaudited)
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Total Revenue	$64,258	$77,285	$140,112	$148,758
Operating Income	$6,220	$23,586	$24,749	$44,057
Net income (loss)	$99,929	$33,380	$96,990	$(9,954)
Net income (loss) per unit:
Common unitholders' (basic)	$2.16	0.45	2.05	(0.13)
Common unitholders' (diluted)	$1.68	0.45	1.69	(0.13)
Subordinated units (basic)	$2.14	0.45	1.88	(0.13)
Subordinated units (diluted)	$1.67	0.45	1.62	(0.13)

NOTE 4 – FAIR VALUE MEASURMENTS

Our financial instruments, including cash, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Our financial and non-financial assets and liabilities that are being measured on a recurring basis are measured and reported at fair value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy are as follows:

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

Commodity Derivative Instruments — The fair value of the commodity derivative instruments is estimated using a combined income and market valuation methodology based upon observable forward commodity price and volatility curves. The curves are obtained from independent pricing services. We validate the data provided by independent pricing services by comparing such pricing against other third party pricing data.

Interest Rate Derivative Instruments — The fair value of the interest rate derivative instruments is estimated using a combined income and market valuation methodology based upon observable forward interest rates and volatility curves. The curves are obtained from independent pricing services. We validate the data provided by independent pricing services by comparing such pricing against other third party pricing data.

Long-Term Debt — The fair value of our long term debt depends primarily on the current active market LIBOR. The carrying value of our long term debt as of June 30, 2012 approximates fair value based on the current LIBOR and is classified as a Level 2 input in the fair value hierarchy.

Derivative Premiums – The fair value of the deferred premiums on our commodity derivatives is based on the current active market LIBOR.  The carrying value of the premiums as of June 30, 2012 approximates fair value based on the current LIBOR and is classified as a Level 2 input in the fair value hierarchy.  Refer to Note 5 – Derivative Activities for further information on the derivative premiums.

We utilize the most observable inputs available for the valuation technique utilized. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table sets forth, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

As of June 30, 2012	Total	Level 1	Level 2	Level 3
Assets from commodity derivative instruments	$177,078	$-	$177,078	$-
	$177,078	$-	$177,078	$-

Liabilities from commodity derivative instruments	$3,622	$-	$3,622	$-
Liabilities from interest rate derivative instruments	26,242	-	26,242	-
	$29,864	$-	$29,864	$-

As of December 31, 2011	Total	Level 1	Level 2	Level 3
Assets from commodity derivative instruments	$103,233	$-	$103,233	$-
Assets from interest rate derivative instruments	20	-	20	-
	$103,253	$-	$103,253	$-

Liabilities from commodity derivative instruments	$2,502	$-	$2,502	$-
Liabilities from interest rate derivative instruments	23,973	-	23,973	-
	$26,475	$-	$26,475	$-

There have been no transfers between levels within the fair value measurement hierarchy during the six months ended June 30, 2012.

NOTE 5 – DERIVATIVE ACTIVITIES

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

Commodity Derivatives

Our business activities expose us to risks associated with changes in the market price of oil, natural gas and natural gas liquids. As such, future earnings are subject to fluctuations due to changes in the market price of oil and natural gas. We use derivatives to reduce our exposure to changes in the prices of oil and natural gas. Our policies do not permit the use of derivatives for speculative purposes.

During the six months ended June 30, 2012, we entered into new oil swap contracts with settlement dates ranging from 2012 through 2017, natural gas put contracts, with deferred premiums, and swap contracts with settlement dates ranging from 2015 through 2017.  All of the new contracts were entered into with the same counterparties as our existing contracts.

The deferred premiums associated with certain of our oil and natural gas derivative instruments are  $4.8 million and are classified as other non-current liabilities on the consolidated balance sheet at June 30, 2012.  There were no deferred derivative contract premiums at December 31, 2011. These deferred premiums will be paid to the counterparty with each monthly settlement (January 2015 – December 2017)  and recognized as an adjustment of realized gain (loss) on derivative instruments.

We hold commodity derivative contracts to manage our exposure to changes in the price of oil and natural gas related to our oil and natural gas production.  As of June 30, 2012, the notional volumes of our commodity derivative contracts were:

Commodity	Index	Jul 1 - Dec 31, 2012	2013	2014	2015	2016	2017
Oil positions:
Swaps
Hedged Volume (Bbls/d)	WTI	5,872	6,543	5,661	4,540	2,480	3,730
Average price ($/Bbls)		$100.34	$99.75	$97.91	$96.87	$92.07	$87.57
Collars
Hedged Volume (Bbls/d)	WTI			425	1,025	1,500
Average floor price ($/Bbls)				$90.00	$90.00	$80.00
Average ceiling price ($/Bbls)				$106.50	$110.00	$102.00

Natural gas positions:
Swaps
Hedged Volume (MMBtu/d)	Henry Hub	30,267	29,674	25,907	6,520	11,350	10,445
Average price ($/MMBtu)		$5.83	$6.07	$6.23	$5.43	$4.27	4.47
Basis Swaps
Hedged Volume (MMBtu/d)	Henry Hub	20,709	18,466	17,066	14,400
Average price ($/MMBtu)		$(0.15)	$(0.17)	$(0.19)	$(0.19)
Collars
Hedged Volume (MMBtu/d)	Henry Hub	2,609	2,466	4,966	18,000
Average floor price ($/MMBtu)		$6.50	$6.50	$5.74	$5.00
Average ceiling price ($/MMBtu)		$8.60	$8.65	$7.51	$7.48
Puts
Hedged Volume (MMBtu/d)	Henry Hub				420	11,350	10,445
Average price ($/MMBtu)					$4.00	$4.00	$4.00

Interest Rate Derivatives

In an effort to mitigate exposure to changes in market interest rates, we have entered into interest rate swaps that effectively fix the LIBOR component on our outstanding variable rate debt.  The changes in the fair value of these instruments are recorded in current earnings.

The fair value of our derivatives was as follows as of the dates indicated:

	June 30, 2012		December 31, 2011
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
Commodity contracts	$177,078	$3,622	$103,233	$2,502
Interest rate contracts	-	26,242	20	23,973
	$177,078	$29,864	$103,253	$26,475

Commodity
Current	$61,281	$630	$32,683	$1,284
Noncurrent	115,797	2,992	70,550	1,218
	$177,078	$3,622	$103,233	$2,502
Interest
Current	$-	$8,843	$-	$8,285
Noncurrent	-	17,399	20	15,688
	$-	$26,242	$20	$23,973

Total Derivatives
Current	$61,281	$9,473	$32,683	$9,569
Noncurrent	115,797	20,391	70,570	16,906
	$177,078	$29,864	$103,253	$26,475

The following table presents the impact of derivatives and their location within our unaudited consolidated statements of operations for the three and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Realized gains (losses):
Commodity contracts (1)	$14,222	$(42,161)	$22,293	$(40,852)
Interest rate swaps (2)	(2,326)	(948)	(4,629)	(1,262)
Total	$11,896	$(43,109)	$17,664	$(42,114)

Unrealized gains (losses):
Commodity contracts (1)	$89,682	$68,460	$67,913	$6,855
Interest rate swaps (2)	(2,703)	(10,905)	(2,289)	(10,047)
Total	$86,979	$57,555	$65,624	$(3,192)

Total gains (losses):
Commodity contracts (1)	$103,904	$26,299	$90,206	$(33,997)
Interest rate swaps (2)	(5,029)	(11,853)	(6,918)	(11,309)
Total	$98,875	$14,446	$83,288	$(45,306)

(1) Gain (loss) on commodity derivative contracts is located in other income (expense) in the consolidated statement of operations.

(2) Gain (loss) on interest rate derivatives contracts is recorded as part of interest expense and is located in other income (expense) in the consolidated statement of operations.

NOTE 6 – INCOME TAXES

We do not pay federal income taxes as its profits or losses are reported to the taxing authorities by the individual partners.

We pay Texas Margin Tax. We recorded a deferred tax asset of $0.3 million and $0.3 million related to its operations located in Texas as of June 30, 2012 and December 31, 2011 and a deferred tax liability of $0.6 million and less than $0.1 million as of June 30, 2012 and December 31, 2011. The deferred tax asset and deferred tax liability are presented net as a deferred tax liability of $0.3 million on the consolidated balance sheet as of June 30, 2012 and deferred tax asset of $0.3 million on the consolidated balance sheet as of December 31, 2011. Our provision for income taxes was a net expense of $0.7 million and $0.7 million for the three and six months ended June 30, 2012 and a net expense of $0.4 million and $0.1 million for the three and six months ended June 30, 2011.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

We record the asset retirement obligation (“ARO”) liability on our unaudited consolidated balance sheet and capitalize the cost in the “Oil and gas properties, using the full cost method of accounting” balance sheet caption during the period in which the obligation is incurred. We record the accretion of our ARO liabilities in “Accretion of asset retirement obligations” expense in our unaudited consolidated statements of operations. Payments to settle asset retirement obligations occur over the lives of the oil and gas properties. Revisions during the reporting period were due to changes in cost estimates for wells currently being retired.

Changes in our asset retirement obligations for the six months ended June 30, 2012 are presented in the following table:

Six Months Ended
June 30, 2012
Beginning of period	$65,701
Assumed in acquisition	4,738
Divested	(23)
Revisions to previous estimates	1,223
Liabilities incurred	-
Liabilities settled	(909)
Accretion expense	1,730
End of period	$72,460
Less: Current portion of asset retirement obligations	(808)
Asset retirement obligations - non-current	$71,652

NOTE 8 – ACCRUED AND OTHER LIABILITIES

As of June 30, 2012 and December 31, 2011, we had the following accrued and other liabilities:

	June 30, 2012	December 31, 2011
Distributions payable	$25,587	$20,545
Accrued capital spending	8,177	9,591
Production expense accrual	16,885	12,872
Other	7,513	7,019
	$58,162	$50,027

NOTE 9 – LONG-TERM DEBT

Revolving Credit Facility

On December 22, 2010, the Partnership entered into a Credit Agreement along with QRE GP, OLLC as Borrower, and a syndicate of banks (the “Credit Agreement”).

We entered into a Second Amendment to the Credit Agreement on March 16, 2012 to provide for additional derivative contracts to cover production to proved reserves to be acquired, as discussed below.

In April 2012, we entered into the Third Amendment to the Credit Agreement whereby increasing our credit facility from $750 million to $1.5 billion, increasing our borrowing base from $630 million to $730 million, and the maturity date was extended from December 22, 2015 to April 20, 2017. The Third Amendment became effective upon the closing of the Prize Acquisition.

As of June 30, 2012, we had $596.5 million of borrowings outstanding and $0.5 million of letters of credit outstanding resulting in $133.0 million of borrowing availability. As of December 31, 2011, we had $500.0 million of borrowings and $0.4 million letters of credit outstanding resulting in $129.6 million of borrowing availability. Under the Credit Agreement we are required to reduce our borrowing base by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. As a result of the issuance of the Senior Notes on July 30, 2012, our borrowing base was reduced by $75 million to $655 million from $730 million. On July 30, 2012, we made a payment on our outstanding borrowings under our revolving credit facility of $291.5 million using the cash proceeds from the Senior Notes issuance and cash on hand. In addition, on August 3, 2012, we borrowed an additional $20.0 million from our revolving credit facility. As of August 9, 2012 we had $325.0 million of borrowings outstanding under our revolving credit facility and $329.5 million of borrowing availability.

As of June 30, 2012, the Credit Agreement provides for a five-year, $1.5 billion revolving credit facility maturing on April 20, 2017, with a borrowing base of approximately $730 million as of June 30, 2012. The borrowing base is subject to redetermination on a semi-annual basis as of May 1 and November 1 of each year and is subject to a number of factors including quantities of proved oil and natural gas reserves, the banks’ price assumptions, and other various factors unique to each member bank. Borrowings under the Credit Agreement are collateralized by liens on at least 80% of our oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries. Borrowings bear interest at our option of either (i) the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50%, or the one-month adjusted LIBOR plus 1.0%, all of which would be subject to a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum.

The Credit Agreement requires us to maintain a ratio of total debt to EBITDAX (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and also requires us to provide audited financial statements within 90 days of year end and quarterly unaudited financial statements within 45 days of quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of our forecasted production attributable to proved developed producing reserves and reserves to be acquired and (ii) 85% of our forecasted production for the next two years from total proved reserves and total proved reserves to be acquired and 75% of our forecasted production from total proved reserves and total proved reserves to be acquired thereafter, in each case, based upon production estimates in the most recent reserve report. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of June 30, 2012, we were in compliance with all of the Credit Agreement covenants.

Bridge Loan Commitment

In conjunction with the Prize Acquisition, we entered into a secured commitment (the “Bridge Loan Commitment”) to provide an additional $200 million of bank loans to fund the acquisition as needed. We did not utilize any borrowings under the commitment and as of May 10, 2012 the Bridge Loan Commitment was terminated by us. We incurred $1.6 million of commitment fees related to the Bridge Loan Commitment which is recorded in interest expense for the six months ended June 30, 2012.

9.25% Senior Notes

On July 30, 2012, we and our wholly-owned subsidiary QRE FC, issued $300 million of 9.25% Senior Notes, due 2020. The Senior Notes were issued at 98.62% of par. We received approximately $291.2 million of cash proceeds, net of the underwriting discount, with total net proceeds of $290.7 million, after $0.5 million of estimated offering costs. We will have the option to redeem the notes, in whole or in part, at any time on or after August 1, 2016, at the specified redemption prices together with any accrued and unpaid interest to the date of redemption, except as otherwise described below.  Prior to August 1, 2016, we may redeem all or any part of the notes at the “make-whole” redemption price. In addition, prior to August 1, 2015, we may at our option, redeem up to 35% of the aggregate principal amount of the notes at the redemption price with the net proceeds of a public or private equity offering. We used the cash proceeds from the Senior Note issuance to reduce indebtedness outstanding under our revolving credit facility. Our and QRE FC’s obligations under the Senior Notes are guaranteed by OLLC. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of our, or any other guarantor’s, other, debt; or (vii) upon merging into, or transferring all of its properties to us or another guarantor and ceasing to exist. Refer to Note 16 – Subsidiary Guarantors for further details of our guarantors.

The indenture governing the Senior Notes (the “Indenture”) restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Senior Notes are rated investment grade by each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and the Partnership and its subsidiaries will cease to be subject to such covenants.  The Indenture also includes customary events of default.

Registration Rights Agreement

In connection with the Senior Notes issuance we entered into a registration rights agreement with the holders of the Senior Notes that obligates us and QRE FC, as co-issuers, and OLLC, as guarantor, to complete an exchange offer of the Senior Notes for notes that are registered with the SEC within 365 days after the issuance of the Senior Notes, or we will incur additional interest on the Senior Notes. The terms of any new notes issued in connection with an exchange offer will be identical to the terms of the Senior Notes, except that the new notes will be registered under the Securities Act and will not contain restrictions on transfer, registration rights or provisions for additional interest.

NOTE 10 — PARTNERS’ CAPITAL

Units Outstanding

The table below details the units outstanding as of June 30, 2012 and December 31, 2011, and the changes in outstanding units for the six months ended June 30, 2012.  As of June 30, 2012, the Fund owns all preferred units and all subordinated units.

	Preferred Units	General Partner	Public Common	Affiliated Common	Subordinated
Balance - December 31, 2011	16,666,667	35,729	17,292,279	11,297,737	7,145,866
Vested units awarded under our Long Term Incentive
Performance Plan	-	-	5,990	-	-
Reduction in units to cover individuals' tax withholdings	-	-	(918)	-	-
Issuance of units to General Partner	-	6,018	-	-	-
Affiliated unit sale to the public	-	-	11,297,737	(11,297,737)	-
Unit offering	-	-	8,827,263	-	-
Balance - June 30, 2012	16,666,667	41,747	37,422,351	-	7,145,866

On April 17, 2012, we issued 6,202,263 common units representing limited partnership interests in us, and the Fund sold 11,297,737 of its common units it held in us to the public pursuant to a registration statement filed with the SEC.  In conjunction with the Equity Offering, the Partnership granted the underwriters an over-allotment option for 30 days to purchase up to an additional 2,625,000 common units from the Partnership, which they exercised in full. The common units, including the units issued pursuant to the underwriters’ full exercise of their option, were issued by us or sold by the Fund at $19.18 per unit. Proceeds from the Equity Offering, net of transaction costs of $0.5 million and underwriter’s discount of $6.8 million, were approximately $162 million.

On April 25, 2012, QRE GP purchased 6,018 general partner units in order to maintain their 0.1% ownership percentage in us. The units were purchased at a price of $19.18 per unit.

On June 1, 2012, we filed a registration statement on Form S-3 with the SEC to register, among other securities, our debt securities, which may be co-issued by QRE FC. The registration statement also registered guarantees of debt securities by OLLC. Refer to Note 16 – Subsidiary Guarantors for details

Allocations of Net Income (Loss)

Net income (loss) is allocated to the preferred unitholders to the extent distributions are made or accrued to them during the period with the remaining income being allocated between QRE GP and the common and subordinated unitholders in proportion to their pro rata ownership during the period.

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

Our partnership agreement, as amended, requires us to distribute all of our available cash on a quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. We intend to fund a portion of our capital expenditures with additional borrowings or issuances of additional units. We may also borrow to make distributions to unitholders, for example, in circumstances where we believe that the distribution level is sustainable over the long term, but short term factors have caused available cash from operations to be insufficient to pay the distribution at the current level. Our cash distribution policy reflects a basic judgment that our unitholders will be better served by us distributing our available cash, after expenses and reserves, rather than retaining it.

As of June 30, 2012, QRE GP owns a 0.1% general partner interest in us, represented by 41,747 general partner units. QRE GP has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. QRE GP’s 0.1% interest in these distributions will be reduced if we issue additional units in the future and QRE GP does not contribute a proportionate share of capital to us to maintain its 0.1% general partnership interest.

Our partnership agreement, as amended, requires that within 45 days after the end of each quarter, we distribute all of our available cash to preferred unitholders, in arrears, and common unitholders of record on the applicable record date, as determined by QRE GP.

Distribution activities are as follows:

					Limited Partners
						Affiliated
Payment Date	For the period ended	Distributions to Preferred Unitholders	Distributions per Preferred Unit(1)	General Partner	Public Common	Common	Subordinated	Total Distributions to Other Unitholders	Distributions per other units
(In thousands, except per unit amounts)
February 10, 2012	December 31, 2011	3,424	$0.2054	16	8,344	5,368	3,393	17,121	0.4750
May 11, 2012	March 31, 2012	3,500	$0.21	20	17,892	-	3,394	21,306	0.4750
August 10, 2012	June 30, 2012	3,500	$0.21	20	18,604	-	3,484	22,108	0.4875

(1)

Preferred units paid in February 2012 were prorated a quarterly distribution for the portion of the fourth quarter beginning on October 3, 2011 through December 31, 2011 in accordance with the Partnership Agreement.

On March 29, 2012, the board of directors of QRE GP declared a $0.4875 per unit cash distribution for the second quarter 2012 which is payable on August 10, 2012 to unitholders of record at the close of business on July 30, 2012.  The aggregate amount of the second quarter common and preferred unit holder distribution accrued, as of June 30, 2012, was $25.6 million.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Services Agreement

            We have entered into a services agreement (the “Services Agreement”) with QRM as described in Note 14 – Related Party Transactions, under which QRM will be entitled to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA generated by us during the preceding quarter, calculated prior to the payment of the fee.  The Partnership had no other commitments as of June 30, 2012.

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

Environmental Contingencies

As of June 30, 2012, we have approximately $1.9 million in environmental liabilities related to the Prize Acquisition. This is management’s best estimate of the costs for remediation and restoration with respect to these environmental matters, although the ultimate cost could increase materially. The environmental liability is recorded in the other liabilities caption on the consolidated balance sheet. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulation and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

NOTE 12 – NET INCOME/LOSS PER LIMITED PARTNER UNIT

The following sets forth the calculation of net loss per limited partner unit for the three and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$99,125	$28,988	$91,890	$(17,561)
Net income (loss) attributable to predecessor operations	-	(13,057)	-	4,144
Distribution on Class C convertible preferred units	(3,500)	-	(7,000)	-
Amortization of preferred unit discount	(3,713)	-	(7,389)	-
Net income (loss) available to other unitholders	91,912	15,931	77,501	(13,417)
Less: general partner's interest in net income (loss)	(703)	16	2,455	(13)
Limited partners' interest in net income (loss)	$92,615	$15,915	$75,046	$(13,404)
Common unitholders' interest in net income (loss)	$77,478	$12,744	$62,454	$(10,694)
Subordinated unitholders' interest in net income (loss)	$15,137	$3,171	$12,592	$(2,710)
Net loss per limited partner unit:
Common unitholders' (basic)	$2.15	$0.44	$1.92	$(0.38)
Common unitholders' (diluted)	1.67	0.44	1.60	(0.38)
Subordinated unitholders' (basic)	$2.12	$0.44	$1.76	$(0.38)
Subordinated unitholders' (diluted)	1.65	0.44	1.50	(0.38)
Weighted average number of limited partner units outstanding (1):
Common units (basic)	36,114	28,723	32,486	28,518
Common units (diluted)	52,780	28,723	49,153	28,518
Subordinated units (basic and diluted)	7,146	7,146	7,146	7,146

(1)

For the three and six months ended June 30, 2012, we had weighted average preferred units outstanding of 16,666,667, which are contingently convertible.  These units have a dilutive effect on earnings per unit and have been included in the earnings per share calculation for the three and six months ended June 30, 2012.

Net income (loss) per limited partner unit is determined by dividing the net income (loss) available to the limited partner unitholders, after deducting QRE GP’s 0.1% interest in net income (loss), by the weighted average number of limited partner units outstanding during the three and six months ended June 30, 2012. We had 37,422,351 common units and 7,145,866 subordinated units outstanding as of June 30, 2012.

NOTE 13 – UNIT-BASED COMPENSATION

The QRE GP, LLC Long-Term Incentive Plan (the “Plan”) was established for employees, officers, consultants and directors and consultants of QRE GP and its affiliates, including QRM, who perform services for us. The Plan consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The purpose of awards under the long-term incentive plan is to provide additional incentive compensation to employees providing services to us and to align the economic interests of such employees with the interests of our unitholders. The Plan limits the number of common units that may be delivered pursuant to awards under the plan to 1.8 million units. Common units cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards.

We recognize the expense related to unvested restricted units using a straight-line amortization method over the vesting period of the award. For the three and six months ended June 30, 2012 we recognized compensation expense related to these awards of $0.4 million and $0.8 million. For the three and six months ended June 30, 2011, we recognized compensation expense related to these awards of $0.3 million and $0.6 million. As of June 30, 2012, we had 239,281 restricted unit awards outstanding with $4.8 million grant date fair value, which we expect will be recognized in expense over a weighted average period of approximately three years.

The following table summarizes our unit-based awards for the six months ended June 30, 2012 (in units and dollars):

	Number of
	Unvested	Weighted
	Restricted	Average
	Units	Grant-Date
	(in thousands)	Fair Value
Unvested units, December 31, 2011	271	$20.26
Granted	1	20.90
Forfeited	(27)	20.23
Vested	(6)	22.26
Unvested units, June 30, 2012	239	$20.29

Note 14 – RELATED PARTY TRANSACTIONS

Ownership in QRE GP by the Management of the Fund and its Affiliates

As of June 30, 2012, affiliates of the Fund owned 100% of QRE GP, an aggregate 38.8% limited partner interest in us represented by all of our preferred and subordinated units. In addition, QRE GP owned a 0.1% general partner interest in us, represented by 41,747 general partner units.

Contracts with QRE GP and its Affiliates

We have entered into agreements with QRE GP and its affiliates. The following is a description of the activity of those agreements.

Services Agreement

Under the Services Agreement, until December 31, 2012, QRM will be entitled to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA generated by us during the preceding quarter, calculated prior to the payment of the fee. For the three and six months ended June 30, 2012 we were charged $1.9 million and $3.6 million and for the six months ended June 30, 2011, we were charged $0.1 million in administrative services fees in accordance with the Services Agreement. For the three months ended June 30, 2011 we recognized a $0.7 million credit to our administrative service fees primarily as a result of a decrease in Adjusted EBITDA due to the realized loss on derivatives buy up during the quarter. We will reimburse QRE GP for such payments it makes to QRM.

 In connection with the management of our business, QRM provides services for invoicing and collection of our revenues as well as processing of payments to our vendors. Periodically QRM remits cash to us for the net working capital received on our behalf. Changes in the affiliate receivable balances during the six months ended June 30, 2012 from the year ended December 31, 2011 are included below:

Net affiliate receivable as of December 31, 2011	3,734
Revenues and other increases	125,111
Expenditures	(111,413)
Settlements from the Fund	(17,100)
Net affiliate receivable as of June 30, 2012	$332

Other Contributions to Partners’ Capital

Other contributions to partners’ capital for the six months ended June 30, 2012 include non-cash general and administrative expense of $15.0 million contributed by the Fund, which represents our share of allocable general and administrative expenses incurred by QRM on our behalf but not reimbursable by us.

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

For the six months ended June 30, 2012, the management incentive fee earned by QRE GP was $2.4 million.  For the six months ended June 30, 2011, no management incentive fee was earned by or paid to our general partner.

Long–Term Incentive Plan

The Plan provides compensation to employees, officers, consultants and directors of QRE GP and those of its affiliates, including QRM, who perform services for us. As of June 30, 2012 and December 31, 2011,  239,281 and 271,364 restricted unit awards with a grant date fair value of $4.8 million and $5.5 million were granted under the Plan. For additional discussion regarding the Plan see Note 13 – Unit-Based Compensation.

Distributions of Available Cash to QRE GP and Affiliates

We generally make cash distributions to our common and subordinated unitholders pro rata, including QRE GP and its affiliates. The Partnership paid a cash distribution on May 11, 2012 for the quarter ended March 31, 2012 and declared a second quarter 2012 distribution payable on August 10, 2012.  Refer to  Note 10 – Partners’ Capital for details on the distributions.

Our Relationship with Bank of America

Don Powell, one of our independent directors, is also a director of Bank of America (“BOA”). BOA is a lender under our Credit Agreement.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows for the periods indicated:

	Six Months Ended
	June 30, 2012	June 30, 2011
Supplemental Cash Flow Information
Cash paid during the period for interest	$14,223	$6,851
Non-cash Investing and Financing Activities
Change in accrued capital expenditures	(1,414)	4,559
Interest rate swaps novated from the Fund	-	2,875
General and administrative expense allocated from the Fund	14,963	13,916
Amortization of increasing rate distributions(1)	7,389	-

(1)    Amortization of increasing rate distributions is offset in the preferred unitholder’s capital account by a non-cash distribution.

NOTE 16 – SUBSIDIARY GUARANTORS

On June 1, 2012, we filed a registration statement on Form S-3 with the SEC to register, among other securities, our debt securities, which may be co-issued by QRE FC. The registration statement also registered guarantees of debt securities by OLLC. The Partnership’s Senior Notes, issued on July 30, 2012, are guaranteed by OLLC, a 100% owned subsidiary of the Partnership, and certain other future subsidiaries (the “Guarantor”, together with any future 100% owned subsidiaries that guarantee the Partnership’s Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned by the Partnership and the guarantees by the Subsidiaries are full and unconditional. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations. Refer to Note 9 – Long-Term Debt for details on the conditions of guarantor releases.

NOTE 17 – SUBSEQUENT EVENTS

In preparing the accompanying financial statements, we have reviewed events that have occurred after June 30, 2012,  through the issuance of the financial statements.

9.25% Senior Notes Issuance

On July 30, 2012, we and our wholly-owned subsidiary QRE FC, issued $300 million of 9.25% Senior Notes due 2020. The Senior Notes were issued at 98.62% of par.  We received approximately $291.2 million of cash proceeds, net of the underwriting discount, with total net proceeds of $290.7 million, after $0.5 million of estimated offering costs. We used the cash proceeds to reduce indebtedness outstanding under our revolving credit facility. Refer to Note 9 – Long-Term Debt for further details.

Restricted Unit Issuance

On July 25, 2012, we granted 447,351 restricted common unit awards to employees of QRM.  The fair value of the granted awards was calculated based on the closing price of our common units as of the grant date, $18.19 per common unit and we expect to recognize this in expense over the vesting period.

Revolving Credit Facility

Under the Credit Agreement we are required to reduce our borrowing base by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. As a result of the issuance of the Senior Notes on July 30, 2012, our borrowing base was reduced by $75 million to $655 million from $730 million. On July 30, 2012, we made a payment on our outstanding borrowings under our revolving credit facility of $291.5 million using the cash proceeds from the Senior Notes issuance and cash on hand. In addition, on August 3, 2012, we borrowed an additional $20.0 million from our revolving credit facility, resulting in total borrowings outstanding of $325 million.

Interest Rate Derivatives Termination

On July 31, 2012, we made a net payment of $15.0 million related to the early termination of a portion of our interest rate derivative contracts. The terminated contracts were set to expire at various times through the fourth quarter of 2015.

Asset Disposition

On August 3, 2012, we executed a purchase and sales agreement (“PSA”) to sell oil and gas assets located in Oklahoma to a third party for approximately $2.7 million, subject to closing costs. We expect the closing of the sale to be on August 17, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our 2011 Annual Report and the consolidated financial statements and related notes therein. Our Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2011 Annual Report and in Part I—Item 1A “Risk Factors” of this report and the “Cautionary Statement Regarding Forward-Looking Information” in this report and in our Annual Report.

Overview

QR Energy, LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed on September 20, 2010, to receive certain assets of the affiliated entity, QA Holdings, LP (the “Predecessor”) and own other assets. Certain of the Predecessor’s subsidiaries (collectively known as the “Fund”) include Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC. Quantum Resources Management, LLC (“QRM”) provides management and operational services for us and the Fund. Our general partner is QRE GP, LLC (or “QRE GP”). We conduct our operations through our wholly owned subsidiary QRE Operating, LLC (“OLLC”). Our wholly owned subsidiary, QRE Finance Corporation (“QRE FC”), has no material assets and was formed for the sole purpose of being a co-issuer of our debt securities.

Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploitation activities or acquire properties with existing production. The amount we realize for our production depends predominately upon commodity prices and our related commodity price hedging activities, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differential and other factors.  Oil and natural gas prices have been extremely volatile, and we expect this volatility to continue.  Oil and natural gas prices have experienced a general decline since 2011. The unweighted arithmetic average first day of-the-month prices for the prior 12 months decreased to $95.60/Bbl for oil and $3.15/MMbtu for natural gas as of June 30, 2012 from $96.19/Bbl for oil and $4.12/MMbtu for natural gas as of December 31, 2011. Further declines in future oil and natural gas market price could have a negative impact on our reserve value. For example, a hypothetical $10/Bbl decrease in the 12 month average of oil prices would decrease our reserves by $196.8 million, and a hypothetical $1/Mcf decrease in the 12 month average of natural gas prices would decrease our reserves by $92.8 million. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

Results of Operations

Because affiliates of the Fund own 100% of our general partner and an aggregate 38.8% limited partner interest in us including all of our preferred and subordinated units as of June 30, 2012, each acquisition of assets from the Predecessor is considered a transfer of net assets between entities under common control. As a result, we are required to revise our financial statements to include the activities of all assets acquired from the Predecessor for all periods presented by the Partnership, similar to a pooling of interests, to include the financial position, results of operations, and cash flows of the assets acquired and liabilities assumed.  The table set forth below includes the recast historical financial information for the three and six months ended June 30, 2011 as if the oil and gas properties acquired from the Predecessor in October 2011 were owned by us for all periods presented for the Partnership.  These results are presented for illustrative purposes only and have been prepared from the Predecessor’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported.

Results of Operations - Continued

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011 (1)	June 30, 2012	June 30, 2011 (1)
Revenues: (2)
Oil sales	$48,394	$42,586	$94,194	$82,250
Natural gas sales	7,080	16,752	18,981	33,021
NGLs sales	6,360	7,989	13,988	14,409
Processing and other	375	553	833	1,031
Total Revenue	62,209	67,880	127,996	130,711
Operating Expenses:
Lease operating expenses	20,199	15,821	37,658	30,130
Production and other taxes	4,820	4,683	9,531	8,951
Processing and transportation	728	734	1,578	1,955
Total production expenses	25,747	21,238	48,767	41,036
Depreciation, depletion and amortization	20,540	19,421	40,130	38,330
Accretion of asset retirement obligations	887	666	1,730	1,314
General and administrative and other	8,771	7,690	17,113	14,239
Acquisition and transaction costs	920	-	1,008	-
Total operating expenses	56,865	49,015	108,748	94,919
Operating income	5,344	18,865	19,248	35,792
Other income (expense):
Realized gains (losses) on commodity derivative contracts	14,222	(42,161)	22,293	(40,852)
Unrealized gains on commodity derivative contracts	89,682	68,460	67,913	6,855
Interest expense, net	(9,393)	(15,820)	(16,865)	(19,211)
Total other expense, net	94,511	10,479	73,341	(53,208)
Income (loss) before income taxes	99,855	29,344	92,589	(17,416)
Income tax benefit (expense)	(730)	(356)	(699)	(145)
Net income (loss)	$99,125	$28,988	$91,890	$(17,561)
Production data (3):
Oil (MBbls)	545	447	999	875
Natural gas (MMcf)	3,549	3,875	7,187	7,875
Natural gas liquids (MBbls)	183	196	357	376
Total (Mboe)	1,320	1,289	2,554	2,564
Average Net Production (Boe/d)	14,505	14,165	14,033	14,166
Average sales price per unit (4):
Oil (Per Bbl)	$88.80	$95.27	$94.29	$94.00
Natural gas (per Mcf)	$2.04	$4.46	$2.71	$4.32
Natural gas liquids (Per Bbl)	$42.68	$51.88	$48.57	$49.35
Average unit cost per Boe:
Lease operating expense	$15.30	$12.27	$14.74	$11.75
Production and other taxes	$3.65	$3.63	$3.73	$3.49
Depreciation, depletion and amortization	$15.56	$15.07	$15.71	$14.95
General and administrative expenses	$6.64	$5.97	$6.70	$5.55

(1)

These results of operations have been recast to include financial information for the assets acquired under common control.  Refer to Note 2 – Significant Accounting Policies of Notes to Financial Statements (Unaudited) for basis of presentation.

(2)

Certain natural gas liquid sales for the three and six months ended June 30, 2011 have been reclassified from natural gas sales to conform to current presentation. This resulted in an increase in natural gas liquid sales and a decrease in natural gas sales of $5.4 million and $9.9 million and an increase in natural gas liquid volumes of 105 MBbls and 201 MBbls and a decrease in natural gas volumes of 628 MMcf and 1,204 MMcf.

(3)

Includes certain volumes for natural gas (86 MMcf and 177 MMcf for the three and six months ended 2012 and 117 MMcf and 236 MMcf for the three and six months ended 2011) and natural gas liquids (34 MBbls and 69 Bbls for the three and six months ended 2012 and 42 MBbls and 84 MBbls for the three and six months ended 2011) for which revenues were reported on a net basis.

(4)	Does not include the impact of derivative instruments.

Results of Operations - Continued

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

We recorded net income of $99.1 million for the three months ended June 30, 2012 compared to net income of $29.0 million for the three months ended June 30, 2011. This change was primarily driven by an  increase in realized and unrealized gains on commodity derivative contracts of $77.6 million.

Oil and Gas Revenues:

	Three Months Ended June 30,
			Increase	Percentage
	2012	2011	(Decrease)	Change
Production:
Oil (MBbls)	545	447	98	22%
Natural Gas (MMcf)	3,549	3,875	(326)	-8%
NGL (MBbl)	183	196	(13)	-7%
Total (Mboe)	1,320	1,289	31	2%

Average sales prices per unit:
Oil (per Bbl)	$88.80	$95.27	$(6.47)	-7%
Natural Gas (per Mcf)	2.04	4.46	(2.42)	-54%
NGL (per Bbl)	42.68	51.88	(9.20)	-18%
Total (per Boe)	46.84	52.24	(5.39)	-10%

Revenues:
Oil sales	$48,394	$42,586	$5,808	14%
Natural Gas sales	7,080	16,752	(9,672)	-58%
NGL sales	6,360	7,989	(1,629)	-20%
Total oil and gas revenue	$61,834	$67,327	$(5,493)	-8%

Total oil and gas revenue decreased by $5.5 million to $61.8 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to lower sales prices per Boe mainly attributed to a decrease in prices for oil, natural gas, and natural gas liquids, despite an increase in the total production volumes of 31 Mboe. The increase in production volumes is mainly attributable to increased oil production related to the assets acquired in the Prize Acquisition, offset by a decrease in natural gas and natural gas liquids production volumes due to the effects of natural declines in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Production Expenses. Our production expense for the three months ended June 30, 2012 increased to $25.7 million from $21.2 million for the three months ended June 30, 2011, consisting mainly of an increase in lease operating expenses to $20.2 million, or $15.30 per Boe, for the three months ended June 30, 2012 from $15.8 million, or $12.27 per Boe for the three months  ended June 30, 2011, and an increase in production and other taxes to $4.8 million, or $3.65 per Boe, from $4.7 million, or $3.63 per Boe for the three months ended June 30, 2011. The increase in production expenses is attributable to the Prize Acquisition in the amount of $2.7 million and an increase in workover expenses of $1.4 million in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Depreciation, Depletion and Amortization Expenses. For the three months ended June 30, 2012 our depreciation, depletion and amortization (“DD&A”) expenses were $20.5 million, or $15.56 per Boe, as compared to $19.4 million, or $15.07 per Boe, for the three months ended June 30, 2011.  The increase in DD&A expense is mainly attributable to the Prize Acquisition for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

General and Administrative and Other Expenses. For the three months ended June 30, 2012 our general and administrative and other expenses increased to $8.8 million, or $6.64 per Boe, as compared to $7.7 million, or $5.97 per Boe, for the three months ended June 30, 2011.  The increase is mainly attributable to the higher personnel costs associated with increasing our staffing levels to meet our current organizational needs in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Effects of Commodity Derivative Contracts. For the three months ended June 30, 2012, our realized gains on commodity derivative contracts increased to $14.2 million from a realized loss of $42.2 million for the three months ended June 30, 2011. Unrealized gains on commodity derivative contracts increased to $89.7 million for the three months June 30, 2012 from $68.5 million for the three months ended June 30, 2011.  Unrealized gains and losses result from changes in the future commodity prices as compared to the fixed price of our open commodity derivative contracts. Realized gains and losses result from the settlement of derivative contracts at the market price as compared to the fixed contract price. The increase in realized and unrealized gains is mainly attributable to lower oil and gas prices as compared to our fixed price derivative contracts in the three months ended June 30, 2012.

Interest Expense, net. Net interest expense decreased to $9.4 million for the three months ended June 30, 2012 as compared to $15.8 million for the three months ended June 30, 2011.  The decrease in interest expense is primarily due to a net decrease in realized and unrealized losses on interest rate derivatives of $6.8 million associated with lower interest rates for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

We recorded net income of $91.9 million for the six months ended June 30, 2012 compared to a net loss of $17.6 million for the six months ended June 30, 2011. This change was primarily driven by an increase in realized and unrealized gains on commodity derivative contracts of $124.2 million, offset by an increase in operating expenses of $13.8 million.

Oil and Gas Revenues:

	Six Months Ended June 30,
			Increase	Percentage
	2012	2011	(Decrease)	Change
Production:
Oil (MBbls)	999	875	124	14%
Natural Gas (MMcf)	7,187	7,875	(688)	-9%
NGL (MBbl)	357	376	(19)	-5%
Total (Mboe)	2,554	2,564	(10)	0%

Average sales prices per unit:
Oil (per Bbl)	$94.29	$94.00	$0.29	0%
Natural Gas (per Mcf)	2.71	4.32	(1.61)	-37%
NGL (per Bbl)	48.57	49.35	(0.78)	-2%
Total (per Boe)	49.79	50.58	(0.79)	-2%

Revenues:
Oil sales	$94,194	$82,250	$11,944	15%
Natural Gas sales	18,981	33,021	(14,040)	-43%
NGL sales	13,988	14,409	(421)	-3%
Total oil and gas revenue	$127,163	$129,680	$(2,517)	-2%

Total oil and gas revenue decreased by $2.5 million to $127.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2012 due to lower sales prices per Boe mainly attributed to decreased prices for natural gas and natural gas liquids, coupled with a decrease in the total production volumes of 10 Mboe. The decrease in production volumes is mainly attributable to lower natural gas and natural gas liquids production due to the effects of natural declines, partially offset by increased oil production related to assets acquired in the Prize Acquisition during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Production Expenses. Our production expense for the six months ended June 30, 2012 increased to $48.8 million from $41.0 million for six months ended June 30, 2011, consisting mainly of an increase in lease operating expenses to $37.7 million, or $14.74 per Boe, for the six months ended June 30, 2012 from $30.1 million, or $11.75 per Boe for the six months ended June 30, 2011, and an increase in production and other taxes to $9.5 million, or $3.73 per Boe, from $9.0 million, or $3.49 per Boe for the six months ended June 30, 2011. The increase in production expenses is attributable to the Prize Acquisition of $2.7 million, an increase in workover expenses of $1.6 million, and an increase in other lease operating expenses in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Depreciation, Depletion and Amortization Expenses. For the six months ended June 30, 2012 our depreciation, depletion and amortization (“DD&A”) expenses were $40.1 million, or $15.71 per Boe as compared to $38.3 million, or $14.95 per Boe for the six months ended June 30, 2011.  The increase in DD&A expense is due mainly attributable to the Prize Acquisition during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

General and Administrative and Other Expenses. For the six months ended June 30, 2012 our general and administrative and other expenses increased to $17.1 million, or $6.70 per Boe, as compared to $14.2 million, or $5.55 per Boe for the six months ended June 30, 2011. The increase is mainly attributed to the higher personnel costs associated with increasing our staffing levels to meet our current organizational needs in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Effects of Commodity Derivative Contracts. For the six months ended June 30, 2012, our realized gains increased to $22.3 million from a realized loss of $40.9 million in the six months ended June 30, 2011. Unrealized gains on commodity derivative contracts increased to $67.9 million for the six months June 30, 2012 from $6.9 million for the six months ended June 30, 2011.  Unrealized gains and losses result from changes in the future commodity prices as compared to the fixed price of our open commodity derivative contracts. Realized gains and losses result from the settlement of derivative contracts at the market price as compared to the fixed contract price. Realized gains and losses result from the settlement of derivative contracts at the market price as compared to the fixed contract price. The increase in realized and unrealized gains is mainly attributable to lower oil and gas prices as compared to our fixed price derivative contracts for the six months ended June 30, 2012.

Interest Expense, net. Net interest expense decreased to $16.9 million for the six months ended June 30, 2012 as compared to $19.2 million for the six months ended June 30, 2011.  The decrease is primarily due to a net decrease in realized and unrealized losses on interest rate derivative contracts of $4.4 million partially offset by a commitment fee of $1.6 million related to the Bridge Loan in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Liquidity and Capital Resources

Our cash flow from operating activities for the six months ended June 30, 2012 was $85.1 million.

Our primary sources of liquidity and capital resources are cash flows generated by operating activities, borrowings under our credit facility, and debt and equity offerings. The capital markets continue to experience volatility. Many financial institutions have had liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. Our exposure to current credit conditions includes our credit facility, debt securities, cash investments and counterparty performance risks. Continued volatility in the debt markets may increase costs associated with issuing debt instruments due to increased spreads over relevant interest rate benchmarks and affect our ability to access those markets.

We entered into a Second Amendment to the Credit Agreement on March 16, 2012 to provide for additional derivative contracts to cover production to proved reserves to be acquired, as discussed below.

In April 2012 we entered into the Third Amendment to the Credit Agreement whereby increasing our credit facility from $750 million to $1.5 billion, increasing our borrowing base from $630 million to $730 million, and the maturity date was extended from December 22, 2015 to April 20, 2017.

On June 1, 2012, we filed a registration statement on Form S-3 with the SEC to register, among other securities, our debt securities, which may be co-issued by QRE FC. The registration statement also registered guarantees of debt securities by OLLC. Refer to Part I, Item 1. Consolidated Financial Statements (Unaudited) – Note 16 – Subsidiary Guarantors for further details.

On July 30, 2012, we, and our wholly-owned subsidiary QRE FC, issued $300 million of 9.25% Senior Notes due 2020.  Refer to Part I, Item 1. Consolidated Financial Statements (Unaudited) – Note 9 – Long-Term Debt for further details.

As of June 30, 2012, our liquidity of $155.5 million consisted of $22.5 million of available cash and $133.0 million of availability under our credit facility after giving consideration to $0.5 million of outstanding letters of credit.  As of June 30, 2012, we had $596.5 million of borrowings outstanding. Under the Credit Agreement we are required to reduce our borrowing base by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. As a result of the issuance of the Senior Notes on July 30, 2012, our borrowing base was reduced by $75 million to $655 million from $730 million. On July 30, 2012, we made a payment on our outstanding borrowings under our revolving credit facility of $291.5 million using the cash proceeds from the Senior Notes issuance and cash on hand. In addition, on August 3, 2012, we borrowed an additional $20.0 million from our revolving credit facility. As of August 09, 2012 we had $325.0 million of borrowings outstanding with borrowing availability of $329.5 million ($655 011ee on borrowing base less $325.0 million of outstanding borrowing and $0.5 million of outstanding letters of credit) under our credit facility. The borrowing base is redetermined as of May 1 and November 1 of each year. The administrative agent of our Credit Agreement has accepted the Third Amendment to the Credit Agreement as our May 1 redetermination with the next determination on November 1, 2012. In addition, we may request additional capacity for acquisitions of a minimum of the lesser of $50 million or ten percent of the then-existing borrowing base. We will continue to monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our credit facility.

A portion of our capital resources may be utilized in the form of letters of credit to satisfy counterparty collateral demands. As of June 30, 2012, we had letters of credit in the amount of $0.5 million outstanding for utilities.

On April 17, 2012, we issued 6,202,263 common units representing limited partnership interests in us, and the Fund sold 11,297,737 common units it held in us, to the public pursuant to a registration statement filed with the SEC.  In conjunction with the Equity Offering, the Partnership granted the underwriters an over-allotment option for 30 days to purchase up to an additional 2,625,000 common units from the Partnership, which they exercised in full. The common units, including the units issued pursuant to the underwriters’ full exercise of their option, were issued by us or sold by the Fund at $19.18 per unit. Proceeds from the Equity Offering, net of transaction costs of $0.5 million and underwriter’s discount of $6.8 million, were approximately $162 million.

We announced that our general partner declared a cash distribution to our common and subordinated unitholders and our general partner at the second quarter rate of $0.4875 per unit.  Our Partnership Agreement obligates us to make cash distributions to our preferred unitholders at a rate of $0.21 per unit per quarter. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources.

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

As of June 30, 2012, we had a positive working capital balance of $53.6 million.

Capital Expenditures

Maintenance capital expenditures are capital expenditures that we expect to make on an ongoing basis to maintain our production and asset base (including our undeveloped leasehold acreage). The primary purpose of maintenance capital is to maintain our production and asset base at a steady level over the long term in order to maintain our distributions per unit. For 2012, we have estimated our maintenance capital expenditures to be approximately $52.0 million. During the six months ended June 30, 2012, we have expended $61.7 million of total capital expenditures. We currently expect 2012 total capital spending for the development of our oil and natural gas properties to be between $75.0 million and $85.0 million.

Growth capital expenditures are capital expenditures that are expected to increase our production and the size of our asset base. The primary purpose of growth capital is to acquire producing assets that will primarily increase our distributions per unit and secondarily increase the rate of development and production of our existing properties in a manner which is expected to be accretive to our unitholders. We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisitions of oil and natural gas properties in 2012 through a combination of cash, borrowings under our credit facility and the issuance of equity securities Growth capital expenditures on existing properties may include projects on our existing asset base, like horizontal re-entry programs that increase the rate of production and provide new areas of future reserve growth. Although we closed the Prize Acquisition in April 2012, as discussed in Part I, Item 1. Consolidated Financial Statements (Unaudited) – Note 3,  Acquisitions, we cannot estimate further growth capital expenditures related to acquisitions, including potential acquisitions of producing properties from the Fund, as we cannot be certain that we will be able to identify attractive properties or, if identified, that we will be able to negotiate acceptable purchase contracts.

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

Credit Facilities

Revolving Credit Facility

We entered into a Second Amendment to the Credit Agreement on March 16, 2012 to provide for additional derivative contracts to cover production of proved reserves to be acquired, as discussed below.

In April 2012, we entered into the Third Amendment to the Credit Agreement whereby increasing our credit facility from $750 million to $1.5 billion, increasing our borrowing base from $630 million to $730 million, and the maturity date was extended from December 22, 2015 to April 20, 2017. The Third Amendment became effective upon the closing of the Prize Acquisition.

Under the Credit Agreement we are required to reduce our borrowing base by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. As a result of the issuance of the Senior Notes on July 30, 2012, our borrowing base was reduced by $75 million to $655 million from $730 million.

As of June 30, 2012, we were party to a five-year credit agreement that governs our $1.5 billion revolving credit facility with a borrowing base of $730 million. The borrowing base is subject to redetermination on a semi-annual basis and is subject to a number of factors including quantities of proved oil and natural gas reserves, the banks’ price assumptions, and other various factors unique to each member bank. In the future, we may be unable to access sufficient capital under our new credit facility as a result of (i) a decrease in our borrowing base due to subsequent borrowing base redeterminations, or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

A future decline in commodity prices could result in a redetermination that lowers our borrowing base in the future and, in such case, we could be required to repay any indebtedness in excess of the borrowing base, or we could be required to pledge additional oil and natural gas properties as collateral. We do not anticipate having any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the Credit Agreement. Additionally, we anticipate that if, at the time of any distribution, our borrowings equal or exceed the maximum percentage allowed of the then-specified borrowing base, we will not be able to pay distributions to our unitholders in any such quarter without first making the required repayments of indebtedness under the Credit Agreement. Our next semi-annual borrowing base redetermination is scheduled for November 2012.

Borrowings under the Credit Agreement are collateralized by liens on at least 80% of our oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries. Borrowings bear interest at our option of either (i) the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50%, or the one-month adjusted LIBOR plus 1.0%, all of which would be subject to a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee ranging from 0.375% to 0.50% per annum.

The Credit Agreement requires us to maintain a ratio of total debt to EBITDAX (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and to provide audited financial statements within 90 days of year end and quarterly unaudited financial statements within 45 days of quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of our forecasted production attributable to proved developed producing reserves and reserves to be acquired and (ii) 85% of our forecasted production for the next two years from total proved reserves and total proved reserves to be acquired and 75% of our forecasted production from total proved reserves and total proved reserves to be acquired thereafter, in each case, based upon production estimates in the most recent reserve report. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of June 30, 2012, we were in compliance with all of the Credit Agreement covenants.

Bridge Loan Commitment

In conjunction with the Prize Acquisition, we entered into a Bridge Loan Commitment to provide an additional $200 million of bank loans to fund the acquisition as needed. We did not utilize any borrowings under the commitment and as of May 10, 2012 the Bridge Loan Commitment was terminated by us. We incurred $1.6 million of commitment fees related to the Bridge Loan Commitment which is recorded in interest expense for the six months ended June 30, 2012.

9.25% Senior Notes

On July 30, 2012, we and our wholly-owned subsidiary QRE FC, issued $300 million of 9.25% Senior Notes, due 2020. The Senior Notes were issued at 98.62% of par. We received approximately $291.2 million of cash proceeds, net of the underwriting discount, with total net proceeds of $290.7 million, after $0.5 million of estimated offering costs. We will have the option to redeem the notes, in whole or in part, at any time on or after August 1, 2016, at the specified redemption prices together with any accrued and unpaid interest to the date of redemption, except as otherwise described below.  Prior to August 1, 2016, we may redeem all or any part of the notes at the “make-whole” redemption price. In addition, prior to August 1, 2015, we may at our option, redeem up to 35% of the aggregate principal amount of the notes at the redemption price with the net proceeds of a public or private equity offering. We used the cash proceeds from the Senior Note issuance to reduce indebtedness outstanding under our revolving credit facility. Our and QRE FC’s obligations under the Senior Notes are guaranteed by OLLC. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of our, or any other guarantor’s, other, debt; or (vii) upon merging into, or transferring all of its properties to us or another guarantor and ceasing to exist. Refer to Part I, Item 1. Note 16 – Subsidiary Guarantors for further details of our guarantors.

The indenture governing the Senior Notes (the “Indenture”) restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Senior Notes are rated investment grade by each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and the Partnership and its subsidiaries will cease to be subject to such covenants.  The Indenture also includes customary events of default.

Registration Rights Agreement

In connection with the Senior Notes issuance we entered into a registration rights agreement with the holders of the Senior Notes that obligates us and QRE FC, as co-issuers, and OLLC, as guarantor, to complete an exchange offer of the Senior Notes for notes that are registered with the SEC within 365 days after the issuance of the Senior Notes, or we will incur additional interest on the Senior Notes. The terms of any new notes issued in connection with an exchange offer will be identical to the terms of the Senior Notes, except that the new notes will be registered under the Securities Act and will not contain restrictions on transfer, registration rights or provisions for additional interest.

As of June 30, 2012, we had $596.5 million of outstanding borrowings under the credit facility. On July 30, 2012, we made a payment on our outstanding borrowings under our revolving credit facility of $291.5 million using the proceeds from the Senior Notes issuance and cash on hand. In addition, on August 3, 2012, we borrowed an additional $20.0 million from our revolving credit facility As of August 9, 2012 we had $325.0 million of borrowings outstanding under our revolving credit facility and $329.5 million of borrowing availability after giving effect to $0.5 million of letters of credit outstanding.

Commodity Derivative Contracts

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil and natural gas prices. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on the prices of oil and natural gas and our ability to maintain and increase production through acquisitions and exploitation and development projects.  For further discussion of our derivative activities, see Part I, Item 1. Consolidated Financial Statements (Unaudited) – Note 5, Derivative Activities.

Cash Flows

Cash flows provided (used) by type of activity were as follows for the periods indicated:

	Six Months Ended
	June 30, 2012	June 30, 2011
Net cash provided by (used in):
Operating activities	$85,055	$20,296
Investing activities	(287,965)	(28,571)
Financing activities	208,006	6,232

Operating Activities

Our cash flow from operating activities for the six months ended June 30, 2012 was $85.1 million compared to $20.3 million in cash flow from operating activities for the six months ended June 30, 2011.  The increase in cash flow from operating activities is mainly attributable to the realized loss on commodity derivatives modifications during the six months ended June 30, 2011 and positive changes in working capital for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to the establishment of normalized working capital following our initial public offering in December 2010.

Investing Activities

Our cash flow used in investing activities for the six months ended June 30, 2012 was $288.0 million compared to cash flows used in investing activities of $28.6 million for the six months ended June 30, 2011. The increase in cash flow used in investing activities is mainly attributable to the Prize Acquisition and capital spending related to our drilling activities during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Financing Activities

Our cash flow provided by financing activities for the six months ended June 30, 2012 was $208.0 million compared to cash flows provided by financing activities of $6.2 million for the six months ended June 30, 2011.  The increase in the cash provided by financing activities is mainly attributed to the net proceeds received from the Equity Offering of $162 million and additional borrowings from our revolving credit facility of $55.5 million, offset by an increase in distributions of $28.9 million, during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.

Contractual Obligations

There were no material changes in our long-term commitments associated with our capital expenditure plans or operating agreements as of June 30, 2012. Our level of capital expenditures will vary in the future periods depending on the success we experience in our acquisition, development and exploitation activities, oil and natural gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.

Off-Balance Sheet Arrangements

As of June 30, 2012, we have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our 2011 Annual Report during the six months ended June 30, 2012 with the exception of those discussed in Part I, Item 1. Consolidated Financial Statements (Unaudited) – Note 2,  Significant Accounting Policies.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amendments in ASU 2011-04 are the result of the FASB's and the International Accounting Standards Board's (IASB) work to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP in the United States and the International Financial Reporting Standards (IFRS). ASU 2011-04 explains how to measure fair value and changes the wording used to describe many of the fair value requirements in GAAP, but does not require additional fair value measurements. This guidance became effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. This amendment was adopted by us on January 1, 2012 and did not have a material impact on our financial position, results of operations or cash flows.

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

Non-GAAP Financial Measures

We include in this report the non-GAAP financial measures Adjusted EBITDA and Distributable Cash Flow and provide our calculations of Adjusted EBITDA and Distributable Cash Flow and reconciliations to their most directly comparable financial measures calculated and presented in accordance with U.S. GAAP. As discussed below, we have revised our calculation of Adjusted EBITDA from prior periods.

Adjusted EBITDA

We define Adjusted EBITDA as net income:

•	Plus:
•	Interest expense, including realized and unrealized gains and losses on interest rate derivative contracts;
•	Depreciation, depletion, and amortization;
•	Accretion of asset retirement obligations;
•	Unrealized losses on gas imbalances
•	Unrealized losses on commodity derivative contracts;
•	Income tax expense;
•	Impairments; and
•	General and administrative expenses that are allocated to us in accordance with GAAP in excess of the administrative services fee paid by our general partner;
•	Less:
•	Income tax benefit;
•	Interest income;
•	Unrealized gains on gas imbalances; and
•	Unrealized gains on commodity derivative contracts.

In calculating Adjusted EBITDA (as revised), we now, in addition to line items which were added or subtracted from net income in our previous Adjusted EBITDA calculation, add or subtract to net income losses and gains on gas imbalances, respectively.

We use Adjusted EBITDA to calculate the quarterly administrative services fee our general partner pays to QRMunder the services agreement between our general partner and QRM.  Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks and others, to assess:

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

Distributable Cash Flow

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

The table below presents our calculation of Adjusted EBITDA and Distributable Cash Flow and a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income, our most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011 [1]	June 30, 2012	June 30, 2011 [1]
Reconciliation of net income (loss) to Adjusted EBITDA and
Distributable Cash Flow:
Net income (loss)	$99,125	$28,988	91,890	(17,561)
Unrealized (gains) on commodity derivative contracts	(89,682)	(68,460)	(67,913)	(6,855)
Loss on modification of derivative contracts	-	40,745	-	40,745
Unrealized loss (gain) on gas imbalances	1,032	459	(298)	560
Depletion, depreciation and amortization	20,540	19,421	40,130	38,330
Accretion of asset retirement obligations	887	666	1,730	1,314
Interest expense	9,393	15,820	16,865	19,211
Income tax expense	730	356	699	145
General and administrative expense in excess
of administrative services fee	7,957	6,902	14,699	12,907
Adjusted EBITDA	$49,982	$44,897	$97,802	$88,796

Cash interest expense	(6,557)	(5,027)	(12,645)	(8,330)
Estimated maintenance capital expenditures	(13,000)	(12,500)	(25,500)	(25,000)
Distributions to preferred unitholders	(3,500)	-	(7,000)	-
Management incentive fee earned by GP	772	-	(2,383)	-
Distributable Cash Flow	$27,697	$27,370	$50,274	$55,466

(1)	2011 Adjusted EBITDA has been revised to conform with current period presentation.

 The increase in Adjusted EBITDA of $5.1 million to $50.0 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and the increase of $9.0 million to $97.8 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is mainly attributable to the increase of realized gains on commodity derivative contracts.

The increase in Distributable Cash Flow of $0.3 million to $27.7 million in the three months June 30, 2012 compared to the three months ended June 30, 2011 is mainly attributed to an increase in Adjusted EBITDA, offset by distributions to preferred unitholders and an increase in cash interest paid. The decrease in Distributable Cash Flow of $5.2 million to $50.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is attributable to distributions to preferred untiholders and the management incentive fee earned by QRE GP that were not present in the six months ended June 30, 2011 as well as an increase in cash interest paid, offset by an increase in Adjusted EBITDA during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the second quarter of 2012 did not change materially from the disclosures in Item 7A of our 2011 Annual Report.

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

We are exposed to market risk on our open derivative contracts of non-performance by our counterparties. We do not expect such non-performance because our contracts are with major financial institutions with investment grade credit ratings. Each of the counterparties to our derivative contracts is a lender in our Credit Agreement. We did not post collateral under any of these contracts as they are secured under the Credit Agreement. Refer to Part I, Item 1. Consolidated Financial Statements (Unaudited) – Note 5, Derivative Activities for additional information on our commodity derivatives.

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates into fixed interest rates.  We are exposed to market risk on our open contracts, to the extent of changes in LIBOR. Refer to Part I, Item 1. Consolidated Financial Statements (Unaudited) – Note 5, Derivative Activities for additional information on our interest rate swaps.

We account for our derivative activities whereby every derivative instrument is recorded on the balance sheet as either an asset or liability measured at fair value. Refer to Part I, Item 1. Consolidated Financial Statements (Unaudited) – Note 5, Derivative Activities for further details.

Item 4. Controls and Procedures

As discussed below, we have determined that newly implemented controls related to our previously identified material weaknesses are designed and operating effectively and, therefore, have concluded that, as of June 30, 2012, such material weaknesses have been remediated.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) we have evaluated, under the supervision and with the participation of our Chief Executive Officer, our principal executive officer and Chief Financial Officer, our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Based on the evaluation, the principal executive officer and the principal financial officer concluded that the Partnership's disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2012.

Material Weakness Previously Identified

As previously discussed in Item 9A. “Controls and Procedures” of our 2011 Annual Report on Form 10-K, we reported material weaknesses in certain control activity levels:

•

We did not maintain effective controls over the completeness and accuracy of the inputs with respect to the DD&A calculation. Specifically, we did not develop detailed procedures for the accounting staff to follow in order to provide reasonable assurance that the inputs to the calculation are complete and accurate.

•

We did not maintain effective controls over the completeness and accuracy of certain calculations used in recording mark to market for derivative expense, the general and administrative allocation and ad valorem taxes. Specifically, we did not maintain effective controls related to the detailed review of these calculations.

Remediation of Previously Identified Material Weaknesses

During the three months ended March 31, 2012, we implemented the following additional procedures to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures.

•	Re-designed procedures for the DD&A calculation, which includes the review of inputs into the calculation, supporting schedules and analysis.
•

Spreadsheets used in the calculations of mark to market for derivative income or expense, the general and administrative allocation and ad valorem taxes have been reviewed to provide reasonable assurance that they are functioning as intended.

•	Additional levels of review have been put into place in order to strengthen the overall review process.
•	Compensating controls have been strengthened to identify material anomalies.

We have assessed the design and tested the operating effectiveness of the newly implemented controls over the DD&A calculation and the calculations used in recording mark to market for derivative income or expense, the general and administrative allocation and ad valorem taxes and found them to be effective. As such, we concluded the remediation measures described above were sufficient to remediate both material weaknesses in internal control over financial reporting as of June 30, 2012.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Part 1, - Item 3 “- Legal Proceedings” in our 2011 Annual Report on Form 10-K. In the ordinary course of business, we are involved in various legal proceedings. To the extent we are able to assess the likelihood of a negative outcome for these proceedings, our assessments of such likelihood range from remote to probable. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount.  We currently have no legal proceedings with a probable adverse outcome. Therefore, we do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Partnership’s 2011 Annual Report on Form 10-K and the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

4.1		---

Indenture dated as of July 30, 2012 among QR Energy, LP, QRE Finance Corporation and QRE Operating, LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 31, 2012).

4.2		---

Registration Rights Agreement dated as of July 30, 2012 among QR Energy, LP, QRE Finance Corporation, QRE Operating, LLC and Citigroup Global Markets Inc., Barclays Capital Inc., Credit Agricole Securities (USA) Inc., RBC Capital Markets, LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 31, 2012).

10.1		---

Purchase Agreement dated as of July 25, 2012 among QR Energy, LP, QRE Finance Corporation, QRE Operating, LLC and Citigroup Global Markets Inc., Barclays Capital Inc., Credit Agricole Securities (USA) Inc., RBC Capital Markets, LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 31, 2012).

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

QR ENERGY, LP

	By:	QRE GP, LLC,
its General Partner
Dated: August 9, 2012	By:	/s/ Alan L. Smith
Alan L. Smith
Chief Executive Officer and Director
Dated: August 9, 2012	By:	/s/ Cedric W. Burgher
Cedric W. Burgher
Chief Financial Officer