Form 10-K
period 2012-12-31
QR Energy, LP
filed 2013-03-06
CIK 1502012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35010

QR Energy, LP

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	90-0613069 (I.R.S. Employer Identification No.)

1401 McKinney Street, Suite 2400, Houston, Texas (Address of principal executive offices)	77010 (Zip Code)

Registrant’s telephone number, including area code: (713) 452-2200

Securities registered pursuant to Section 12(b) of the Act:

Common Units Representing Limited Partner Interests (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to the Form 10–K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.  Check one:

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

YES ☐ NO ☑

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the Common Units held by non-affiliates was approximately $618,965,686, based on the closing price of $16.54 per unit on that date.

As of March 5, 2013, the registrant had 6,133,558 Class B Units, 16,666,667 Class C Convertible Preferred Units, 58,443,978 Common Units, and 51,036 General Partner Units outstanding.

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

LLS: Louisiana Light Sweet

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

NYMEX:  New York Mercantile Exchange

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

Proved reserves:  Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. This definition has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

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

SEC:  The U.S. Securities and Exchange Commission

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

WTI: West Texas Intermediate

NAMES OF ENTITIES

As used in this Form 10-K, unless we indicate otherwise:

•	“QR Energy,” “the Partnership,” “we,” “us” or “our” or like terms refer collectively to QR Energy, LP and its subsidiaries;

•	our “general partner” or “QRE GP” refers to QRE GP, LLC, the general partner of the Partnership;

•

the “Fund,” or “Fund Entities” refer collectively to, or in any combination of Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC; or referred to individually as a “Fund Entity;”

•	the “Predecessor” refers to QA Holdings, LP, our predecessor for accounting purposes and the indirect owner of the general partner interests of the Fund Entities;

•	“QA Global” refers to QA Global GP, LLC, the general partner of QA Holdings, LP and the Fund Entities above;

•	“Quantum Energy Partners” refers collectively to Quantum Energy Partners, LLC, its affiliated private equity funds and their respective portfolio investments;

•

“Quantum Resources Management” or “QRM” refers to Quantum Resources Management, LLC, the entity that provides certain administrative and operational services to both us and the Fund and employs all of our general partner’s officers;

•	“OLLC” refers to QRE Operating, LLC, our wholly owned subsidiary through which we operate our properties;

•	“QRE FC” refers to QRE Finance Corporation, LLC, our wholly owned subsidiary formed for the sole purpose of serving as a co-issuer of our debt securities;

•

“Denbury Acquisition” refers to the Fund’s acquisition of approximately $893.0 million of oil and natural gas properties, which we refer to as the “Denbury Assets,” from Denbury Resources Inc. in May 2010;

•

“Melrose Acquisition” refers to the Fund’s acquisition of approximately $62.3 million of oil and natural gas properties, which we refer to as the “Melrose Properties” from Melrose Energy Company in December 2010;

•

“October 2011 Transferred Properties” refers to the net assets we received as a result of our acquisition of approximately $578.8 million of oil and natural gas properties from the Fund in October 2011 accounted for as a transaction between entities under common control; and

•

“December 2012 Transferred Properties” refers to the net assets we received as a result of our acquisition of approximately $143.6 million of oil and natural gas properties from the Fund in December 2012 accounted for as a transaction between entities under common control.

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;

•	ability to replace the reserves we produce through drilling and property acquisitions;

•	drilling locations;

•	oil, natural gas and natural gas liquids (NGLs) reserves;

•	technology;

•	realized oil and natural gas prices;

•	production volumes;

•	lease operating expenses;

•	general and administrative expenses;

•	future operating results; and

•	plans, objectives, expectations and intentions.

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

PART I

ITEM 1. BUSINESS

Overview

QR Energy, LP is a Delaware limited partnership formed in September 2010 by affiliates of the Fund to own and exploit producing oil and natural gas properties.

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties, and our business activities are conducted through OLLC, our wholly owned subsidiary. Our properties are located in Alabama, Arkansas, Florida, Kansas, Louisiana, Michigan, New Mexico, Oklahoma and Texas.

Our properties consist of mature, legacy onshore oil and natural gas reservoirs with long-lived, predictable production profiles. As of December 31, 2012, our total estimated proved reserves were approximately 99.1 MMBoe, of which approximately 68% were oil and NGLs and 75% were classified as proved developed reserves. As of December 31, 2012, our estimated proved reserves had a standardized measure of  $1.6 billion. As of December 31, 2012, we produced from 4,527 gross (2,195 net) wells across our properties, with an average working interest of 49%.

Oil and natural gas reserve information included in this Form 10-K is derived from our reserve report prepared by Miller and Lents, Ltd., our independent reserve engineers. The following table summarizes information about our proved oil and natural gas reserves by geographic region as of December 31, 2012 and our average net production for the year ended December 31, 2012:

	Estimated Net Proved Reserves					Production
	Oil &		Natural		Standardized (1)	Average Net Production (2)
	Cond.	NGLs	Gas		Measure		% of	%	Producing Wells
	(MBbls)	(MBbls)	(MMcf)	MBoe	($ millions)	Boe/d	Total	Liquids	Gross	Net
Permian Basin	24,906.5	3,659.2	37,274.0	34,778.0	$640.9	6,539	39	70	2,816	987
Ark-La-Tex	20,508.9	5,532.4	134,452.0	48,450.0	592.6	5,260	32	37	1,255	955
Gulf Coast	8,811.7	1,127.1	2,276.7	10,318.3	287.4	3,316	20	97	64	50
Mid-Continent	2,297.2	233.3	15,993.2	5,196.0	78.2	1,473	9	47	376	187
Michigan	313.8	-	324.5	367.9	7.7	65	-	100	16	16
Total	56,838.1	10,552.0	190,320.4	99,110.2	$1,606.8	16,653	100	63	4,527	2,195

(1)

As of December 31, 2012 our standardized measure was $1.6 billion.  Because we are a limited partnership, we are generally not subject to federal or state income tax and thus make no provision for federal or state income taxes in the calculation of our standardized measure.

(2)	Production data includes all 2012 volumes and wells attributable to the December 2012 Transferred Properties d as if the Partnership owned such assets as of the beginning of the year.

Recent Developments

On December 28, 2012, the Fund sold the December 2012 Transferred Properties, located in the Florida panhandle, to the Partnership in exchange for approximately $28.6 million in cash, after customary purchase price adjustments, and the assumption of $115 million in debt (the “December 2012 Transaction”).  The December 2012 Transaction was accounted for as a transaction between entities under common control whereby the December 2012 Transferred Properties were recorded at historical book value.

On December 12, 2012, we issued 12,000,000 common units representing limited partnership interests in us to the public (the “December 2012 Equity Offering”).  In conjunction with the December 2012 Equity Offering, the Partnership granted the underwriters an option for 30 days to purchase up to an additional 1,800,000 common units from the Partnership, which was exercised in full. The common units, including the units issued pursuant to the underwriters’ full exercise of their option, were issued by us at a public offering price of $16.24 per unit. Proceeds from the December 2012 Equity Offering, net of transaction costs of $0.2 million and underwriters’ discount of $9.0 million, were approximately $214.9 million and were used to repay an equivalent amount of borrowings under our revolving credit facility.

On December 4, 2012, we closed the acquisition of mature, predominantly oil properties (“the East Texas Oil Field Properties”) from an undisclosed private seller located in an East Texas field for $214.3 million in cash subject to customary purchase price adjustments (the “East Texas Oil Field Acquisition”). The acquired properties had estimated proved reserves of 10.8 MMBoe as of December 31, 2011 utilizing SEC case pricing.  The acquisition had an effective date of November 1, 2012. See Part II, Item 8. Financial Statements and Supplementary Data – Note 4 – Acquisitions for further details.  –

On September 7, 2012, we filed a registration statement on Form S-4 with the SEC to allow the holders of the Senior Notes issued on July 30, 2012 to exchange the Senior Notes for registered notes that have substantially identical terms as the Senior Notes. The registration statement was declared effective on September 20, 2012. The exchange offer was completed on November 7, 2012.

On July 30, 2012, we and our wholly-owned subsidiary QRE FC, issued $300 million of 9.25% Senior Notes (the “Senior Notes”) due 2020.  See Part II, Item 8. Financial Statements and Supplementary Data – Note 8 – Long-Term Debt for further details.  We subsequently filed a registration statement on Form S-4 with the SEC to allow the holders of the Senior Notes to exchange the Senior Notes for registered notes with substantially identical terms as the Senior Notes.  The exchange offer was completed on November 7, 2012.

On June 1, 2012, we filed a registration statement on Form S-3 with the SEC to register, among other securities, our debt securities, which were co-issued by QRE FC. The registration statement also registered guarantees of debt securities by OLLC. See Part II, Item 8. Financial Statements and Supplementary Data – Note 18 – Subsidiary Guarantors for further details.

On April 20, 2012, we closed the acquisition of primarily oil properties from Prize Petroleum, LLC and Prize Petroleum Pipeline, LLC (collectively “Prize”) for $225.1 million in cash after customary purchase price adjustments (the “Prize Acquisition”). The acquired properties were predominantly low decline, long life oil properties, most of which are located in the Ark-La-Tex area, and had estimated proved reserves as of December 31, 2011 utilizing SEC prices of 13.3 MMBoe. The acquisition had an effective date of January 1, 2012. See Part II, Item 8. Financial Statements and Supplementary Data – Note 4 – Acquisitions for further details.

On April 17, 2012, we issued 6,202,263 common units representing limited partnership interests in us, and the Fund sold 11,297,737 of its common units it held in us (the “April 2012 Equity Offering”), to the public pursuant to a registration statement filed with the Securities and Exchange Commission (the “SEC”).  In conjunction with the April 2012 Equity Offering, the Partnership granted the underwriters an over-allotment option for 30 days to purchase up to an additional 2,625,000 common units from the Partnership, which they exercised in full. The common units, including the units issued pursuant to the underwriters’ full exercise of their option, were issued by us or sold by the Fund at $19.18 per unit. Refer to Part II, Item 8. Financial Statements and Supplementary Data – Note 10 – Partners’ Capital for further details. Proceeds from the April 2012 Equity Offering, net of transaction costs of $0.5 million and underwriter’s discount of $6.8 million, were approximately $162 million.

In conjunction with the acquisitions discussed above, we have increased our credit facility capacity to $1.5 billion and extended the maturity to April 2017.  Effective January 15, 2013, our borrowing base increased to $900 million with $406.5 million of availability.

Presentation

Because the October 2011 Transferred Properties and the December 2012 Transferred Properties were acquired from the Predecessor or its affiliates, the acquisitions were accounted for as transactions between entities under common control, whereby the Partnership’s accompanying consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data have been revised for the period from December 22, 2010 to December 31, 2010 and the years ended December 31, 2011 and 2012, similar to a pooling of interests, to include the financial position, results of operations, and cash flows of the net assets attributable to the October 2011 Transferred Properties and the December 2012 Transferred Properties. See Part II, Item 8. Financial Statements and Supplementary Data – Note 2 – Significant Accounting Policies for more information on the Partnership’s accounting presentation.

Business Strategy

Our primary business objective is to generate predictable cash flows which will allow us to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. To achieve our objective, we intend to execute the following business strategies:

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

•	Reduce costs and maximize recovery to drive value creation in our producing properties;

•	Mitigate commodity price risk and maximize cash flow visibility through a disciplined commodity hedging strategy; and

•	Maintain a balanced capital structure to provide financial flexibility for acquisitions.

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our objective of generating and growing cash available for distribution:

•	Our diversified asset portfolio is characterized by relatively low geologic risk, well-established production histories and low production decline rates;

•	Our relationship with the Fund, which provides us with access to a portfolio of additional mature producing oil and natural gas properties that meet our acquisition criteria;

•	Our relationship with QRM, which provides us with extensive technical expertise in and familiarity with our core focus areas;

•	Our relationship with Quantum Energy Partners, which will help us in the evaluation and execution of future acquisitions;

•	Our substantial operational control of our assets, which will allow us to manage our operating costs and better control capital expenditures, as well as the timing of development activities; and

•	Our management team’s extensive experience in the acquisition, development and integration of oil and natural gas assets.

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

We believe the Fund has a vested interest in our ability to increase our reserves and production since it holds an aggregate 29.3% limited partner interest in us including all of our preferred units as of March 5, 2013. Except as provided in the omnibus agreement, as described above, the Fund has no obligation to offer additional properties to us. If the Fund fails to present us with, or successfully competes against us for acquisition opportunities, then we may not be able to replace or increase our estimated proved reserves, which would adversely affect our cash flow from operations and our ability to make cash distributions to our unitholders.

Quantum Energy Partners

Quantum Energy Partners is a private equity firm that was founded in 1998 to make investments in the energy sector. Two of the co-founders and certain other employees of Quantum Energy Partners own interests in the general partner of the Fund.  Two of the co-founders also own interests in our general partner.  The employees of Quantum Energy Partners are experienced energy professionals with expertise in finance and operations and broad technical skills in the oil and natural gas business. In connection with the business of Quantum Energy Partners, these employees review a large number of potential acquisitions and are involved in decisions relating to the acquisition and disposition of oil and natural gas assets by the various portfolio companies in which Quantum Energy Partners owns interests. Although there is no obligation to do so, to the extent not inconsistent with their fiduciary duties and obligations to the investors and other parties involved with Quantum Energy Partners, Quantum Energy Partners may refer to us or allow us to participate in new acquisitions by its portfolio companies and may cause its portfolio companies to sell oil and natural gas assets to us in transactions that would be beneficial to all parties. Given this potential alignment of interests and the overlapping ownership of the management and general partners of Quantum Energy Partners, the Fund and us, we believe we will benefit from the collective expertise of the employees of Quantum Energy Partners, their extensive network of industry relationships and the access to potential acquisition opportunities that would not otherwise be available to us.

Our Areas of Operation

We operate our business in certain fields in the Permian Basin, Ark-La-Tex, Mid-Continent, Gulf Coast and Michigan areas. We continue to grow our oil and natural gas assets with strategic acquisitions from third parties and from acquisitions from the Fund. The table below summarizes our average net production, average sales prices by product and average production costs for the years ended December 31, 2012 and 2011 and our reserves as of December 31, 2012 and 2011 for each of our areas:

2012 (1)	Permian Basin	Ark-La-Tex	Gulf Coast	Mid-Continent	Michigan (2)	Total
Production:
Oil (MBbl)	1,341	459	1,055	227	24	3,106
Natural Gas (Mmcf)	4,305	7,247	211	1,712	-	13,475
NGL (MBbl)	333	259	124	27	-	743
Mboe	2,393	1,925	1,214	539	24	6,095
Boe/d	6,539	5,260	3,316	1,473	65	16,653

Average sales price per unit:
Oil (per Bbl)	$88.01	$93.93	$107.11	$91.13	$77.67	$95.52
Natural gas (per Mcf)	$3.01	$2.73	$3.09	$2.19	$-	$2.76
Natural gas liquids (per Bbl)	$38.90	$45.93	$67.27	$42.11	$-	$46.21

Lease operating expense (per Boe):	$18.23	$12.67	$29.93	$16.94	$31.04	$18.74

Reserves:
MBoe	34,778.0	48,450.0	10,318.3	5,196.0	367.9	99,110.2
Liquids	82%	54%	96%	49%	85%	68%
Proved Developed	67%	74%	100%	90%	100%	75%
Proved Operated	74%	99%	94%	72%	100%	88%
Total Proved	35%	49%	10%	5%	1%	100%

2012 Actual Capital Expenditures	$72,236	$15,003	$31,089	$5,543	$-	$123,871
2013 Expected Capital Budget:	$42,600	$25,800	$17,900	$3,800	$-	$90,100

2011 (1)	Permian Basin	Ark-La-Tex	Gulf Coast	Mid-Continent	Total
Production:
Oil (MBbl)	1,220	185	951	238	2,594
Natural Gas (Mmcf)	5,188	7,886	309	1,723	15,106
NGL (MBbl)	370	158	126	26	680
Mboe	2,455	1,657	1,129	551	5,792
Boe/d	6,726	4,540	3,093	1,509	15,868

Average sales price per unit:
Oil (per Bbl)	$90.74	$93.48	$108.20	$91.78	$97.43
Natural gas (per Mcf)	$4.58	$4.02	$4.39	$5.15	$4.35
Natural gas liquids (per Bbl)	$50.81	$54.19	$74.99	$49.04	$56.02

Lease operating expense (per Boe):	$16.20	$9.79	$35.03	$16.61	$18.07

Reserves:
MBoe	37,390.9	29,078.2	8,130.1	6,721.0	81,320.2
Liquids	81%	26%	89%	48%	59%
Proved Developed	66%	62%	97%	99%	70%
Proved Operated	73%	99%	87%	78%	84%
Total Proved	46%	36%	10%	8%	100%

(1)

The Partnership’s operating results for the years ended December 31, 2012 and 2011 have been revised to include the results attributable to the December 2012 Transferred Properties as if the Partnership owned the properties during these periods.

(2)	Acquired through the 2012 Prize Acquisition.

Our 2010 operating results for average net production, average sales price by product and average production costs are not presented, as we had only 10 days of operations from December 22, 2010 to December 31, 2010,  and they are not comparable with our current results.

Permian Basin

The Permian Basin area includes properties located in west Texas and southeast New Mexico and produces from a variety of reservoirs such as the San Andres, Grayburg and Clearfork formations at depths ranging from 4,000 to 11,000 feet.  Many of these properties are under secondary recovery waterflood operations. During 2012, we invested $72.2 million in capital in the Permian Basin, primarily on waterflood developments in our Fuhrman Mascho and Turner Gregory fields.  Of the 46 net wells we drilled in the Permian Basin in 2012, 40 wells were in these two fields.  The remaining wells drilled in 2012 were in our operated Blineberry-Drinkard and GPM fields, and in our non-operated Westbrook, Wasson, and Adair properties.

During 2013, we expect to invest approximately $42.6 million in capital in the Permian Basin, primarily on further expanding our waterflood operations, recompletions, workovers, facility upgrades, infill drilling and well and facility work.

Ark-La-Tex

The Ark-La-Tex area includes properties located in east Texas, northern Louisiana and southern Arkansas. These properties produce from formations such as the Cotton Valley Sand, Haynesville Sand, Woodbine Sand and Smackover Carbonate at depths ranging from 1,000 to 11,000 feet. During 2012, we acquired interests in the East Texas Oil Field and Neches fields in Texas and the Homer Field in Louisiana.  In 2012, we invested $15.0 million in capital in this area, primarily on recompletions, returning wells to production, artificial lift enhancements and facility upgrades in the White Oak/Glenwood, Neches, Shongaloo/Walker Creek, Overton, and Dorcheat Macedonia fields.  We participated in drilling one gross well in this area in a field in which we had a small (<10%) working interest.

During 2013, we expect our Ark-La-Tex capital budget to be approximately $25.8 million, primarily for infill drilling, well work, recompletions, well reactivations, artificial lift enhancements, workovers and facility upgrades.

Gulf Coast

The Gulf Coast area includes properties located in southern Alabama, southeast Texas and Florida. We acquired the Fund’s properties in the Jay Field located in the Florida panhandle in connection with the December 2012 Transferred Properties. These properties produce from formations such as the Yegua Sand and Smackover Carbonate at depths ranging from 8,000 to 15,000 feet. During 2012, we invested $31.1 million in this area, primarily on well work and facility upgrades at the Jay Field, though some capital was also invested in a workover at the Clinton field and in facility work at the non-operated Big Escambia Creek plant.

During 2013, we expect our Gulf Coast capital budget to be approximately $17.9 million, primarily for well work, workovers, and plant and facility upgrades.

Mid-Continent

The Mid-Continent area includes properties located in Oklahoma, southwestern Kansas and the Texas panhandle.  These properties produce from formations such as the Cottage Grove Sand, Atoka, Redfork and Lansing at depths ranging from 3,000 to 15,000 feet. During 2012, we invested $5.5 million in capital in this area, primarily on well work and facility upgrades at our Apache, Harmon East, Adams Ranch, Moorehead Northeast, Custer City North, Mills Ranch, Calumet and Oakdale fields.  We also participated in drilling two gross wells in which we had small (< 20% interests).

During 2013, we expect our Mid-Continent capital budget to be approximately $3.8 million, primarily for drilling, well work, artificial lift enhancements, workovers and facility upgrades.

Michigan

We acquired the Rich Field in Michigan as part of the Prize Acquisition in 2012.  During 2013, we plan to evaluate further development options in this area.

Our Oil and Natural Gas Data

Our Reserves

Internal Controls. Our proved reserves, which are estimated at the well or unit level, are compiled for reporting purposes by Quantum Resources Management’s corporate reservoir engineering staff, all of whom are independent of Quantum Resources Management operating teams. Quantum Resources Management maintains internal evaluations of our reserves in a secure reserve engineering database. The corporate reservoir engineering staff interacts with Quantum Resources Management’s internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves estimation process. Reserves are reviewed and approved internally by our senior management on a semi-annual basis. Our reserve estimates are prepared by our independent third-party reserve engineers, Miller & Lents, Ltd., at least annually.

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

Qualifications of Responsible Technical Persons

Internal Quantum Resources Management Person. Our Senior Reservoir Engineer is the technical person primarily responsible for overseeing the preparation of our reserves estimates and is also responsible for liaison with and oversight of our third-party reserve engineer. The Senior Reservoir Engineer has more than 20 years of industry experience with positions of increasing responsibility in reservoir engineering and reserves evaluation with Amoco, Fletcher Challenge Petroleum, Ocean Energy, Devon, Anadarko, and BreitBurn Energy. The Senior Reservoir Engineer holds a Bachelor of Science in Chemical Engineering.

Miller & Lents.   Miller & Lents, Ltd. is an independent oil and natural gas consulting firm. No director, officer, or key employee of Miller & Lents, Ltd. has any financial ownership in us, Quantum Resources Management, the Fund or any of their respective affiliates. Miller & Lents, Ltd.’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Miller & Lents, Ltd. has not performed other work for Quantum Resources Management, the Fund or us that would affect its objectivity. The preparation of the Miller & Lents, Ltd. reserve report was overseen by the firm’s Vice President who is an experienced reservoir engineer having been a practicing petroleum engineer since June of 1981. He has more than 20 years of experience in reserves evaluation. He holds a Bachelors of Science Degree in Chemical Engineering and is a registered professional engineer in Texas.

Estimated Proved Reserves. The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2012 based on reserve reports prepared by Miller & Lents, Ltd. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	Oil &		Natural		Standardized
	Cond.	NGLs	Gas	Total	Measure
	(MBbls)	(MBbls)	(MMcf)	MBoe	($ thousands)
Permian Basin:
Developed	14,173.0	3,125.5	35,023.8	23,135.8	$462,357
Undeveloped	10,733.5	533.7	2,250.2	11,642.2	$178,567
Total	24,906.5	3,659.2	37,274.0	34,778.0	$640,924

Ark-La-Tex
Developed	19,243.4	3,697.1	78,734.3	36,062.9	$574,804
Undeveloped	1,265.5	1,835.3	55,717.7	12,387.1	$17,781
Total	20,508.9	5,532.4	134,452.0	48,450.0	$592,585

Gulf Coast
Developed	8,811.7	1,127.1	2,276.7	10,318.3	$287,443
Undeveloped	-	-	-	-	$-
Total	8,811.7	1,127.1	2,276.7	10,318.3	$287,443

Mid-Continent
Developed	1,945.1	174.8	15,341.0	4,676.7	$68,433
Undeveloped	352.1	58.5	652.2	519.3	$9,805
Total	2,297.2	233.3	15,993.2	5,196.0	$78,238

Michigan
Developed	313.8	-	324.5	367.9	$7,652
Undeveloped	-	-	-	-	$-
Total	313.8	-	324.5	367.9	$7,652

Total
Developed	44,487.0	8,124.5	131,700.3	74,561.6	$1,400,689
Undeveloped	12,351.1	2,427.5	58,620.1	24,548.6	$206,153
Total	56,838.1	10,552.0	190,320.4	99,110.2	$1,606,842

The data in the table above represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. For a discussion of risks associated with internal and external reserve estimates, see Part I, Item 1A. Risk Factors – Risks Related to Our Business. Our estimated proved reserves are based on many assumptions that  may prove to be  inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will  materially affect the quantities and present value of our reserves.

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

Production, Revenue and Price History

For a description of the Partnership’s and the Predecessor’s historical production, revenues and average sales prices and unit costs, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Development of Proved Undeveloped Reserves

Recovery of proved undeveloped (PUD) reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we can and will make these expenditures and conduct these operations successfully, but future events, including commodity price changes, may cause these assumptions to change. In addition, estimates of PUD reserves and proved developed non-producing reserves are inherently subject to greater uncertainties than estimates of proved developed producing reserves. For further discussion of our reserves, see Part II, Item 8. Financial Statements and Supplementary Data - Supplemental Oil and Natural Gas Information.

We currently have 376 undeveloped locations. All of our PUD locations are adjacent to existing productive wells.  Therefore, the reservoir risk is lower than PUDs associated with step out or field extensions.

We assess our PUD reserves on a semiannual basis. At December 31, 2012, we had 24,549 MBoe of consolidated PUD reserves, an increase of 640 MBoe of PUD reserves compared to December 31, 2011 as revised based on our acquisition of the December 2012 Transferred Properties as the transaction was between entities under common control. During 2012, we added 2,342 MBoe of PUD reserves, primarily due to our drilling and optimization activities.

We spent approximately $40.5 million, during 2012 to convert approximately 5% or 1,238 MBoe of our prior year-end PUD reserves to proved developed reserves. In our December 31, 2012 reserve report, the amounts estimated to be spent over the next five years to develop our consolidated PUD reserves are $324.2 million or an average of $64.8 million per year. The amounts estimated to be spent to develop our PUD reserves are a result of our capital focus to develop our core projects. The amounts and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs and commodity prices.

All of the 24,549 MBoe of PUD reserves at December 31, 2012, and since their initial recording, are inside of our current five-year development plan.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2012.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated	1,622	1,545	697	501
Non-operated	1,905	65	303	84
Total	3,527	1,610	1,000	585

Developed Acreage

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well drilled on the lease premises. The lessor royalties and other leasehold burdens on our properties range from less than 1% to 66%, resulting in a net revenue interest to us ranging from 34% to 100%, or 82.4% on average. As of December 31, 2012, all of our leases are held by production except 2,760 gross and net acres.

The following table sets forth information as of December 31, 2012 relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Developed Acreage
	Gross	Net
Permian Basin	83,100	57,954
Ark-La-Tex	94,715	61,500
Gulf Coast	16,990	14,894
Mid-Continent	115,595	59,231
Michigan	2,840	2,840
Total	313,240	196,419

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

Drilling Activities

Our drilling activities consist entirely of development wells. The following table sets forth information with respect to wells drilled and completed by us and our Predecessor during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. As of December 31, 2012, we had no drilling activities currently in progress.

	Year Ended December 31,

	Partnership				Predecessor
	2012		2011		2010 (1)
	Gross	Net	Gross	Net	Gross	Net
Productive	93	47	88	11	72	4
Dry	-	-	-	-	-	-
Total	93	47	88	11	72	4

(1)

During 2010, we have made no allocation of drilling activity for the 10-day period from December 22, 2010 through December 31, 2010 between us and the Predecessor, as the allocable drilling activity for this period is inconsequential.

Operations

General

We operated approximately 90% of our assets as determined by value, based on standardized measure as of December 31, 2012. We design and manage the development, recompletion or workovers for all of the wells we operate including the supervision of operation and maintenance activities. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on the properties we operate. Independent contractors provide all the equipment and personnel associated with these activities. Pursuant to our general partner’s services agreement, Quantum Resources Management provides certain administrative services to us. Quantum Resources Management employs production and reservoir engineers, geologists and other specialists, as well as field personnel that may perform work on our behalf. See Part III Item 13. Certain Relationships and Related Transactions, and Director Independence ‒ Services Agreement. We charge the nonoperating partners a contractual administrative overhead charge for operating the wells. Some of our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies.

Administrative Services Fee

Our general partner has entered into a services agreement with Quantum Resources Management, pursuant to which Quantum Resources Management was entitled to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA generated by us during the preceding quarter, calculated prior to the payment of the fee, through December 31, 2012. These fees are included in general and administrative expenses in our consolidated statement of operations.

Beginning on January 1, 2013, QRM is entitled to a quarterly reimbursement of general and administrative charges based on the allocation of charges between the Fund and us based on the estimated use of such services by each party.  The fee will include direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics.  If the Fund or its affiliates raise a second fund, the quarterly administrative services costs will be further divided to include an allocation to the second fund as well.  QRM will have discretion to determine in good faith the proper allocation of the charges pursuant to the Services Agreement.

For a detailed description of the administrative services fee paid Quantum Resources Management pursuant to the services agreement, see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence ‒ Services Agreement.

Marketing, Major Customers and Delivery Commitments

The following table indicates our significant customers which accounted for 10% or more of our total revenues for the periods indicated:

	Partnership			Predecessor
	December 31, 2012 (1)	December 31, 2011 (1)	December 22, 2010 to December 31, 2010 (1)	January 1, 2010 to December 21, 2010
ConocoPhillips	12%	11%	(2)	(2)
Plains Marketing LP	13%	(2)	(2)	(2)
Shell Trading US Company	33%	29%	23%	45%
Sunoco Inc (U.S.)	(2)	(2)	(2)	10%
ExxonMobil Corporation	(2)	12%	34%	(2)

(1)	In 2012, 2011 and 2010 these percentages are reflective as if the Partnership owned all of the December 2012 Transferred Properties for the entire year.

(2)	These customers accounted for less than 10% of total revenues for the periods indicated.

ConocoPhillips, Plains Marketing LP and ExxonMobil Corporation purchase oil production pursuant to existing marketing agreements with terms that are currently on “evergreen” status and renew on a month-to-month basis until either party gives 30-day advance written notice of non-renewal.

If we were to lose any one of our customers, the loss could temporarily delay production and sale of our oil and natural gas in the related producing region. If we were to lose any single customer, we believe we could identify a substitute customer to purchase the impacted production volumes. However, if one or more of our larger customers ceased purchasing oil or natural gas altogether, the loss could have a detrimental effect on our production volumes in general and on our ability to find substitute customers to purchase our production volumes.

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing contracts.

Derivatives Activities

We enter into commodity derivative contracts with unaffiliated third parties to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. Our current commodity derivative contracts include fixed price swaps and collars on future oil production at WTI and LLS prices, fixed price swaps and basis swaps on future natural gas production with NYMEX prices, natural gas puts, collars on future natural gas production with Henry Hub prices and floors on future natural gas production with Henry Hub prices.

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates (such as those in our credit facility) to fixed interest rates. It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. We will continue to evaluate the benefit of employing derivatives in the future. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information.

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

Seasonal Nature of Business

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months, resulting in seasonal fluctuations in the price we receive for our natural gas production. Seasonal anomalies such as mild winters or cooler summers sometimes lessen this fluctuation. Seasonal weather changes may also affect our operations. Tropical storms and hurricanes in the Gulf Coast area may cause us to temporarily shut—in production. Also periodic storms in the winter may impede our operations.

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

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly well construction, drilling, water management or completion activities, waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that we will be able to remain in compliance in the future with such existing or any new laws and regulations or that such future compliance will not have a material adverse effect on our business and operating results.

The following is a summary of the more significant existing environmental and occupational health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Wastes

The Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous solid wastes. Under the auspices of the U.S. Environmental Protection Agency, or EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil or natural gas, if properly handled, are exempt from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas exploration, development and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our costs to manage and dispose of generated wastes, which could have a material adverse effect on our results of operations and financial position. In addition, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several or strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, neighboring landowners and other third-parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.

We currently own, lease, or operate numerous properties that have been used for oil and natural gas exploration, production and processing for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where such substances have been taken for recycling or disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons was not under our control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal of previously disposed substance wastes or petroleum hydrocarbons, cleanup of contaminated property or performance of remedial plugging or pit closure operations to prevent future contamination.

Water Discharges

The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure, or SPCC, plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit.

The Oil Pollution Act of 1990, as amended, or OPA, amends the Clean Water Act, sets minimum standards for prevention, containment and cleanup of oil spills. The OPA applies to vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect waters of the United States.  Under OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the United States.

Hydraulic Fracturing

Hydraulic fracturing is an important and common industry practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production.  We routinely use hydraulic fracturing techniques in many of our drilling and completion programs.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels.  In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations.  In addition, Congress from time to time has considered the adoption of legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process.  Some states, including Louisiana and Texas, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities.  We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Nevertheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing.  These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

Air Emissions

The federal Clean Air Act, or CAA, as amended, and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues.  For example, on August 16, 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs.  With regard to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted:  wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells.  All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare after October 15, 2012.  However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015.  These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, effective October 15, 2012 and from pneumatic controllers and storage vessels, effective October 15, 2013. We are currently reviewing this new rule and assessing its potential impacts on our operations. Compliance with these requirements could increase our costs of development and production, which could be significant.

Climate Change

Based on findings made by the EPA in December 2009 that emissions of carbon dioxide, or CO2, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA adopted regulations under existing provisions of the CAA that establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions.  Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis.  These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources.  In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities on an annual basis, which include the majority of our operations. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years.  In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs.  If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products.  Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for the oil and natural gas that we produce.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur in areas where we operate, they could have an adverse effect on our assets and operations.

Activities on Federal Lands

Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, as amended, or NEPA. NEPA requires federal agencies, including the U.S. Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Currently, we have minimal exploration and production activities on federal lands. However, for those current activities as well as for future or proposed exploration and development plans on federal lands, governmental permits or authorizations that are subject to the requirements of NEPA are required. This process has the potential to delay, limit or increase the cost of developing oil and natural gas projects.

Endangered Species Act Considerations

Environmental laws such as the Endangered Species Act, as amended, or ESA, may impact exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States, and prohibits taking of endangered species. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required.  Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year.  The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

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

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Additionally, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability. These burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the oil and natural gas industry with similar types, quantities and locations of production.

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

Employees

The officers of our general partner manage our operations and activities. However, neither we, our subsidiaries, nor our general partner have employees. Our general partner has entered into a services agreement with Quantum Resources Management pursuant to which Quantum Resources Management performs services for us, including the operation of our properties. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence for further details.

As of December 31, 2012, Quantum Resources Management had 293 employees, including 15 engineers, 6 geologists and 15 land professionals. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that Quantum Resources Management’s relations with its employees are satisfactory. We will also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, finance and other disciplines as needed.

Offices

Our principal executive office is located at 1401 McKinney Street, Suite 2400, Houston, Texas 77010. Our main telephone number is (713) 452-2200.

Available Information

Our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on our website at www.qrenergylp.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. These documents are also available on the SEC’s website at www.sec.gov or you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. Our website also includes our Code of Business Conduct, our Corporate Governance Guidelines, our Financial Code of Ethics and the charters of our audit committee, conflicts committee and compensation committee. No information from either the SEC’s website or our website is incorporated herein by reference.

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

Risks Related to Our Business

We may not have sufficient cash to pay distributions on our common units, following the establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

We may not have sufficient available cash each quarter to pay distributions to our common units.

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

As a result of these factors, the amount of cash we distribute to our unitholders may fluctuate significantly from quarter to quarter and may be less than the any distribution that we have announced. For a description of additional restrictions and factors that may affect our ability to make cash distributions to our unitholders, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. For example, during 2012, the NYMEX–WTI oil price ranged from a high of $109.39 per Bbl to a low of $77.72 per Bbl, while the NYMEX–Henry Hub natural gas price ranged from a high of $3.77 per MMBtu to a low of $1.82 per MMBtu. For the five years ended December 31, 2012, the NYMEX–WTI oil price ranged from a high of $145.31 per Bbl to a low of $30.28 per Bbl, while the NYMEX–Henry Hub natural gas price ranged from a high of $13.31 per MMBtu to a low of $1.82 per MMBtu. Future decreases in the natural gas market price could have a negative impact on revenues, profitability, and cash flow. Declines in future natural gas market prices could also have a negative impact on our reserves values. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ‒ Critical Accounting Policies and Estimates for further discussion.

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

Our future oil and natural gas reserves, production volumes, cash flow and ability to make distributions to our unitholders depend on our success in developing and exploiting our current reserves efficiently and finding or acquiring additional recoverable reserves economically. Based on our December 31, 2012 reserve report, the average decline rate for our existing proved developed producing reserves is approximately 11% for 2013, approximately 9% compounded average decline for the subsequent five years and approximately 9% thereafter. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations and reduce cash available for distribution to our unitholders.

We will need to make substantial capital expenditures to maintain our asset base, which will reduce our cash available for distribution. Because the timing and amount of these capital expenditures may fluctuate each quarter, we will reserve substantial amounts of cash each quarter to finance these expenditures over time. We estimate that an average annual capital expenditure of $68.0 million will enable us to maintain the current level of production from our assets through December 31, 2017. We may use the reserved cash to reduce indebtedness until we make the capital expenditures. Over a longer period of time, if we do not set aside sufficient cash reserves or make sufficient expenditures to maintain our asset base, we may be unable to pay distributions at the minimum quarterly distribution rate from cash generated from operations and would therefore have to reduce our distributions. If our reserves decrease and we do not reduce our distribution, then a portion of the distribution may be considered a return of part of a unitholder’s investment in us as opposed to a return on his investment. If we do not make sufficient growth capital expenditures, we will be unable to sustain our business operations and would therefore have to reduce our distributions to our unitholders.

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

The prices that we receive for our oil and natural gas production sometimes reflect a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating derivative positions. The difference between the benchmark price and the price we receive is called a differential. Increases in the differential between the benchmark prices for oil and natural gas and the wellhead price we receive could significantly reduce our cash available for distribution to our unitholders and adversely affect our financial condition. In 2012, we entered into basis differential derivative contracts to reduce the impact of these differentials with respect to our production.  The prices at which we enter into basis differential derivative contracts in the future will be dependent upon price differentials at the time we enter into these transactions, which may be substantially higher or lower than the current differentials.  Accordingly, our differential hedging strategy may not protect us from significant increases in price differentials.

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

We utilize the full cost method of accounting for oil and natural gas exploration and development activities. Under this method, all costs associated with property exploration and development (including costs of surrendered and abandoned leaseholds, delayed lease rentals, dry holes and direct overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement and abandonment activities are capitalized. Under full cost accounting, we are required by SEC regulations to perform a ceiling test each quarter. The ceiling test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of our oil and natural gas properties that is equal to the expected present value (discounted at 10%) of the future net cash flows from estimated proved reserves, including the effect of derivative instruments, if applicable, calculated using the applicable price calculation for the period tested, as adjusted for “basis” or location differentials, or net wellhead prices held constant over the life of the reserves. Under current rules the ceiling limitation calculation uses the SEC methodology to calculate the present value of future net cash flows from estimated proved reserves. If the net book value of our oil and natural gas properties exceeds our ceiling limitation, SEC regulations require us to impair or “write down” the book value of our oil and natural gas properties.

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

Our hedging strategy may be ineffective in mitigating the impact of commodity price volatility from our cash flows, which could result in financial losses or could reduce our income.

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we use commodity derivative contracts for a significant portion of our oil and natural gas production that could result in both realized and unrealized hedging losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our commodity derivative contracts. For example, some of the commodity derivative contracts we utilize are based on quoted market prices, which may differ significantly from the actual prices we realize in our operations for oil and natural gas. Our credit facility also limits the amount of commodity derivative contracts we can enter into and, as a result, we will continue to have direct commodity price exposure on the unhedged portion of our production volumes. In accordance with our hedging strategy, for 2013, and over a three-to-five year period at a given point in time, approximately 15% to 35% of our estimated total oil and natural gas production will not be covered by commodity derivative contracts. In addition, none of our estimated total NGL production is covered by commodity derivative contracts. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further details.

We have adopted a hedging strategy to reduce the impact to our cash flows from commodity price volatility.  In 2012, we entered into basis differential derivative contracts to reduce the impact of differentials we experience in respect of our production. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our current and anticipated production over a three-to-five year period. As opposed to entering into commodity derivative contracts at predetermined times or on prescribed terms, we intend to enter into commodity derivative contracts in connection with material increases in our estimated reserves and at times when we believe market conditions or other circumstances suggest that it is prudent to do so. Additionally, we may take advantage of opportunities to modify our commodity and differential derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. However, our price hedging strategy and future hedging transactions will be determined at the discretion of our general partner, which is not under an obligation to enter into commodity and differential derivative contracts covering a specific portion of our production. The prices at which we enter into commodity and differential derivative contracts covering our production in the future will be dependent upon oil and natural gas prices at the time we enter into these transactions, which may be substantially higher or lower than current oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil and natural gas prices received for our future production. Conversely, our hedging strategy may limit our ability to realize cash flows from commodity price increases. It is also possible that a substantially larger percentage of our future production will not be hedged as compared with the next few years, which would result in our oil and natural gas revenues becoming more sensitive to commodity price changes.

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

If these assumptions prove to be incorrect, our estimates of proved reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our estimated proved reserves could change significantly. For example, if the prices used in our December 31, 2012 reserve report had been $10.00 less per barrel for oil and $1.00 less per Mcf for natural gas, then the standardized measure of our estimated proved reserves as of that date would have decreased by $364.4 million, from $1.6 billion to $1.2 billion.

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

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from estimated proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with SEC and FASB guidance, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

Secondary and tertiary recovery techniques may not be successful, which could adversely affect our financial condition or results of operations and, as a result, our ability to pay distributions to our unitholders.

Approximately 27% of our 2012 production was derived from and 47% of our estimated proved reserves as of December 31, 2012 rely upon secondary and tertiary recovery techniques, which include waterfloods and injecting gases into producing formations to enhance hydrocarbon recovery. If production response to these techniques is less than forecasted for a particular project, then the project may be uneconomic or generate less cash flow and reserves than we had estimated prior to investing the capital to employ these techniques. Risks associated with secondary and tertiary recovery techniques include the following:

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

The cost of developing, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. Our efforts will be uneconomical if we drill dry holes or wells that are productive but do not produce as much oil and natural gas as we had estimated. Furthermore, our development and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of rigs, equipment, labor or other services or in obtaining water for hydraulic fracturing activities;

•	composition of sour gas, including sulfur and mercaptan content;

•	unexpected operational events and conditions;

•	reductions in oil and natural gas prices;

•	increases in severance taxes;

•	adverse weather conditions and natural disasters;

•	facility or equipment malfunctions and equipment failures or accidents, including acceleration of the deterioration of our facilities and equipment due to the highly corrosive nature of sour gas;

•	title problems;

•	pipe or cement failures and casing collapses;

•	compliance with environmental and other governmental requirements;

•

environmental hazards, such as natural gas leaks, oil spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

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

Even if we do make acquisitions that we believe will increase available cash per unit, these acquisitions may nevertheless result in a decrease in available cash per unit. Any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about estimated proved reserves, future production, revenues, capital expenditures, operating expenses and costs, including synergies;

•	an inability to successfully integrate the businesses we acquire;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown liabilities, losses or costs including, for example, historical spills or releases for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•	facts and circumstances that could give rise to significant cash and certain non-cash charges;

•	unforeseen difficulties encountered in operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations.

Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition, given time constraints imposed by sellers. Even a detailed review of records and assessment of properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.

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

The oil and natural gas industry is intensely competitive with respect to acquiring prospects and productive properties, marketing oil and natural gas and securing equipment and trained personnel. Many of our competitors are large independent oil and natural gas companies that possess and employ financial, technical and personnel resources of substantially greater size than ours. Those companies may be able to develop and acquire more properties than our financial or personnel resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial, technical or personnel resources permit. In addition, there is substantial competition for investment capital in the oil and natural gas industry. These larger companies may have a greater ability to continue development activities during periods of low oil and natural gas prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Any inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

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

We had $766.1 million of debt outstanding as of December 31, 2012. We have the ability to incur debt, including under our credit facility, subject to anticipated borrowing base limitations in our credit facility. The level of our future indebtedness could have important consequences to us, including:

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

Our credit facility and the indenture governing our senior notes have substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions to our unitholders.

The operating and financial restrictions and covenants in our credit facility, the indenture governing our senior notes and any future financing agreements may restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions to our unitholders. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ‒ Liquidity and Capital Resources. Our future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provision of our credit facility or indenture that is not cured or waived within the appropriate time periods, our indebtedness may become immediately due and payable, our ability to make distributions to our unitholders will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facility will be secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facility, the lenders could seek to foreclose on our assets.

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

A future decline in commodity prices could result in a redetermination that lowers our borrowing base and, in such case, we could be required to repay any indebtedness in excess of the borrowing base, or we could be required to pledge other oil and natural gas properties as additional collateral. We do not anticipate having any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under our credit facility. Additionally, we anticipate that if, at the time of any distribution, our borrowings equal or exceed the maximum percentage allowed of the then-specified borrowing base, we will not be able to pay distributions to our unitholders in any such quarter without first making the required repayments of indebtedness under our credit facility.

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

Insurance against all operational risk is not available to us. We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets due to weather and adverse economic conditions have made it more difficult for us to obtain certain types of coverage.  As a result, we may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and we cannot be sure the insurance coverage we do obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders.

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

As of December 31, 2012, 11.6 MMBoe of our estimated proved reserves and 1.1 MMBoe of our estimated proved undeveloped reserves, or 12% of our estimated proved reserves and 5% of our estimated proved undeveloped reserves as determined by volume and by value based on standardized measure, were attributable to properties for which we were not the operator. As a result, the success and timing of drilling and development activities on such nonoperated properties depend upon a number of factors, including:

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

Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and production and processing of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders. See Part I, Item 1. Business ‒ Environmental and Occupational Safety and Health  Matters and Regulation and ‒ Other Regulation of the Oil and Natural Gas Industry for a description of the laws and regulations that affect us.

Climate change legislation and regulatory initiatives restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the CAA that establish for GHG emissions from certain large stationary sources and that may require the installation of “best available control technologies” established by the states or EPA. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities on an annual basis, which includes certain of our operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years.  In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs.  If Congress undertakes comprehensive tax reform in the coming years, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products.  Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.  See Part I, Item 1. Business ‒ Environmental and Occupational Safety and Health Matters for more information.

Our operations are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.

Our oil and natural gas exploration and production operations are subject to stringent and complex federal, regional, state and local laws and regulations governing the discharge of materials into the environment, occupational health and safety aspects of our operations, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations including the acquisition of a permit before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA, and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly compliance or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations and the issuance of orders limiting or prohibiting some or all of our operations.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations as a result of our handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to our operations and due to historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we could be subject to joint and several or strict liability for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if the operations were not in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on our business, financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well drilling, construction, completion or water management activities, or waste control, handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition. We may not be able to recover some or any of these costs from insurance. See Part I, Item 1. Business ‒ Environmental and Occupational Safety and Health Matters for more information.

The third parties on whom we rely for gathering and transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting our business.

The operations of the third parties on whom we rely for gathering and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we pay for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom we rely could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders. See Part I, Item 1. Business ‒ Environmental and Occupational Safety and Health Matters and ‒ Other Regulation of the Oil and Natural Gas Industry for a description of the laws and regulations that affect the third parties on whom we rely.

The adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative contracts to reduce the effect of commodity price, interest rate and other risks associated with our business.

The United States Congress in 2010 adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was signed into law by the President on July 21, 2010, and requires the Commodity Futures Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation.  In its rulemaking under the Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents.  Certain bona fide hedging transactions would be exempt from these position limits.  The position limits rule was vacated by the United States District Court for the District of Columbia in September of 2012 although the CFTC has stated that it will appeal the District Court’s decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap”, “security-based swap”, “swap dealer” and “major swap participant”. The Act and CFTC Rules also will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result it is not possible at this time to predict with certainty the full effects of the Act and CFTC rules on us and the timing of such effects.  The Act may also require the counterparties to our derivative instruments to spin off some of their derivatives activities into a separate entity, which may not be as creditworthy as the current counterparty. The Act and any implementing regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or to make distributions. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the targeted subsurface formations to fracture the surrounding rock and stimulate production.  We routinely use hydraulic fracturing techniques in many of our drilling and completion programs.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels.  In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations.  In addition, congress from time to time has considered adopting legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.  Some states, including Louisiana and Texas, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities.  Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.  In the event new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014.  Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing.  These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business.  We use computer programs to help run our financial and operations sectors, and this may subject our business to increased risks.  Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business.  In addition, cyber attacks on our customer and employee data may result in a financial loss and may negatively impact our reputation.  Third-party systems on which we rely could also suffer operational system failure.  Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

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

Our general partner has control over all decisions related to our operations. Our general partner is owned 50% by an entity controlled by Mr. Neugebauer and Mr. VanLoh, who are directors of our general partner and also managing partners of Quantum Energy Partners, and 50% by an entity controlled by Mr. Smith, our Chief Executive Officer, a director of our general partner and Chief Executive Officer and a director of Quantum Resources Management and Mr. Campbell, our President and Chief Operating Officer, a director of our general partner and President, Chief Operating Officer and a director of Quantum Resources Management.  The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to the owners of our general partner. However, certain directors and officers of our general partner are directors or officers of affiliates of our general partner, including Quantum Resources Management and Quantum Energy Partners, and certain of our executive officers and directors will continue to have economic interests, investments and other economic incentives in funds affiliated with Quantum Energy Partners. Conflicts of interest may arise in the future between the Fund, Quantum Energy Partners and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders and us. Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. These potential conflicts include, among others, the following situations:

•

as of March 5, 2013, the Fund owned preferred and common units representing a 29.3% limited partner interest in us. In addition, the general partner of the Fund is owned 72% by an entity controlled by Messrs Neugebauer, VanLoh, Smith and Campbell. On February 22, 2013, the general partner elected to convert the full 80% of the fourth quarter 2012 management incentive fee to which it was entitled and, on March 4, 2013, received 6,133,558 Class B units, which are immediately convertible into common units at the election of our general partner;

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

•

beginning January 1, 2013, our general partner determines which costs, including allocated overhead, incurred by it and its affiliates, including Quantum Resources Management, are reimbursable by us. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine in good faith the expenses that are allocable to us;

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

See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

The Fund and Quantum Energy Partners are established participants in the oil and natural gas industry, and have resources greater than ours, factors which may make it more difficult for us to compete with the Fund and Quantum Energy Partners with respect to commercial activities as well as for potential acquisitions. As a result, competition from these affiliates could adversely impact our results of operations and cash available for distribution to our unitholders. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence for more information.

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

Under our partnership agreement, for each quarter for which we have paid cash distributions that equaled or exceeded 115% of our minimum quarterly distribution (the “Target Distribution”), our general partner will be entitled to a quarterly management incentive fee, payable in cash, equal to 0.25% of the management incentive fee base, which will be an amount equal to the sum of:

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

The maximum amount of the management incentive fee payable to our general partner in respect of any quarter is not dependent upon the amount of distributions to unitholders increasing beyond the Target Distribution. As a result, the management incentive fee may increase as the value of our oil and natural gas reserves and other assets increase even though distributions to unitholders may remain the same or even decrease. In addition, our general partner may have a conflict in deciding whether to reserve cash to invest in developing our oil and natural gas properties to increase the value of our assets (which would increase the management incentive fee) or deciding to make cash available for distributions to our unitholders.

Our general partner has converted a portion of its management incentive fee into Class B units and may do so again in the future, and it is entitled to receive pro rata distributions on any Class B units when and if we pay distributions on our common units, even if the value of our properties declines and a lower management incentive fee is owed in future quarters.

During the first quarter of 2013, our general partner converted 80% of its management incentive fee for the fourth quarter of 2012 into 6,133,558 Class B units in lieu of receiving a cash payment for each portion of the management incentive fee. Our general partner may exercise this right again in the future. The Class B units have the same rights, preferences and privileges of our common units and are entitled to the same cash distributions per unit as our common units, except in liquidation where distributions are made in accordance with the respective capital accounts of the units and are convertible into an equal number of common units at the election of the holder. As a result, if the value of our properties declines in periods subsequent to the conversion, our general partner may receive higher cash distributions with respect to Class B units than it otherwise would have received in respect of the management incentive fee it converted. The Class B units issued to our general partner upon conversion of the management incentive fee are not subject to forfeiture should the value of our assets decline in subsequent periods.

Many of the directors and officers who have responsibility for our management have significant duties with, and will spend significant time serving, entities that compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

To maintain and increase our levels of production, we will need to acquire oil and natural gas properties. Several of the officers and directors of our general partner, who are responsible for managing our operations and acquisition activities, hold similar positions with other entities that are in the business of identifying and acquiring oil and natural gas properties. For example, our general partner is owned 50% by an entity controlled by Mr. Smith, the Chief Executive Officer and a director of our general partner and Chief Executive Officer and a director of Quantum Resources Management and Mr. Campbell, the President and Chief Operating Officer and a director of our general partner and President, Chief Operating Officer and a director of Quantum Resources Management. Mr. Smith and Mr. Campbell manage the Fund, and the Fund is also in the business of acquiring oil and natural gas properties. In addition, our general partner is owned 50% by an entity controlled by Mr. Neugebauer and Mr. VanLoh, who are directors of our general partner and also managing partners of Quantum Energy Partners. Mr. Burgher, the Chief Financial Officer of our general partner, serves on the board of a Quantum Energy Partners portfolio company. Quantum Energy Partners is in the business of investing in oil and natural gas companies with independent management, and those companies also seek to acquire oil and natural gas properties. Mr. Neugebauer and Mr. VanLoh are also directors of several oil and natural gas producing entities that are in the business of acquiring oil and natural gas properties. Mr. Wolf, the Chairman of the board of directors of our general partner, is also the chief executive officer and a director of the general partner of the Fund and is on the board of directors of other companies who also seek to acquire oil and natural gas properties. Several officers of our general partner continue to devote significant time to the other businesses, including businesses to which Quantum Resources Management provides management and administrative services. The existing positions held by these directors and officers may give rise to fiduciary duties that are in conflict with fiduciary duties they owe to us. We cannot assure our unitholders that these conflicts will be resolved in our favor. As officers and directors of our general partner these individuals may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present them to us. For a complete discussion of our management’s business affiliations and the potential conflicts of interest of which our unitholders should be aware, see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our right of first offer to purchase certain of the Fund’s producing properties and right to participate in acquisition opportunities with the Fund are subject to risks and uncertainty, and thus may not enhance our ability to grow our business.

Under the terms of our omnibus agreement, the Fund has committed to offer us the first opportunity to purchase properties that it may offer for sale, so long as the properties consist of at least 70% proved developed producing reserves. Additionally, the Fund has committed to offer us the first option to acquire at least 25% of each acquisition available to it, so long as at least 70% of the allocated value is attributable to proved developed producing reserves. The consummation and timing of any future transactions pursuant to either such right with respect to any particular acquisition opportunity will depend upon, among other things, our ability to negotiate definitive agreements with respect to such opportunities and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future transactions pursuant to these rights. Additionally, the Fund is under no obligation to accept any offer made by us to purchase properties that it may offer for sale. Furthermore, for a variety of reasons, we may decide not to exercise these rights when they become available, and our decision will not be subject to unitholder approval. The contractual obligations under the omnibus agreement automatically terminate on December 22, 2015. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

For 2013 and all future years, we will reimburse Quantum Resources Management for all allocable expenses it incurs on our behalf in its performance under the services agreement as opposed to paying the fixed services fee that was in effect for 2012 and prior years. Our actual allocated expenses going forward may be substantially more than the administrative services fee we previously paid under the fixed rate in effect for 2012 and prior years, which could materially reduce the cash available for distribution to our unitholders at that time.

Under the services agreement, from December 22, 2010 through December 31, 2012, Quantum Resources Management was entitled to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA, as defined in the services agreement, generated by us during the preceding quarter, calculated prior to the payment of the fee. For 2012, 3.5% of our Adjusted EBITDA, as defined in the services agreement, calculated prior to the payment of the fee, was $7.3 million. Beginning on January 1, 2013, Quantum Resources Management is entitled to a quarterly administrative services fee based on the allocation of charges between the Fund and us based on the estimated use of such services by each party.  The fee will include direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics.  If the Fund or its affiliates raise a second fund, the quarterly administrative services costs will be further divided to include an allocation to the second fund as well. These fees will be included in general and administrative expenses in our consolidated statement of operations.  Quantum Resources Management will have discretion to determine in good faith the proper allocation of the charges pursuant to the Services Agreement. Our actual allocated expenses paid by us may be substantially more than the administrative services fee we paid under the previous fixed rate, which could materially reduce the cash available for distribution to our unitholders at that time. For a detailed description of the administrative services fee, see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Our general partner has control over all decisions related to our operations. Since affiliates of the Fund and Quantum Energy Partners own our general partner and, through ownership of the general partner of the Fund, own a 29.3% limited partner interest in us as of March 5, 2013, the other unitholders will not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of the holders of a majority of our outstanding common units (including common units held by the Fund and its affiliates) after the subordination period has ended. Assuming we do not issue any additional common units and the Fund does not transfer its common units, the Fund will have the ability to amend our partnership agreement, including our policy to distribute all of our available cash to our unitholders, without the approval of any other unitholder once the subordination period ends. Furthermore, the goals and objectives of the affiliates of the Fund and Quantum Energy Partners that hold our common units and our general partner relating to us may not be consistent with those of a majority of the other unitholders. Our general partner and its affiliates own a controlling interest in us and will have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of our unitholders.”

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

The public unitholders will be unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 ⅔% of all outstanding units voting together as a single class is required to remove our general partner. As of March 5, 2013, affiliates of the Fund and Quantum Energy Partners own our general partner and, through ownership of the general partner of the Fund, own a 29.3% limited partner interest in us.

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

Our partnership agreement does not limit the number of additional common units that we may issue at any time without the approval of our unitholders. In addition, we may issue an unlimited number of units that are senior to the common units in right of distribution, liquidation and voting. For example, in October 2011, we completed an acquisition of oil and natural gas properties from the Fund and issued preferred units as a portion of the transaction consideration that rank prior to our common units as to distributions upon liquidation.  These preferred units are convertible into common units upon the achievement of certain common unit trading price criteria prior to the second anniversary of their issuance, and are convertible without having to satisfy any such criteria following the second anniversary of their issuance. See Part II, Item 8. Financial Statements and Supplementary Data Note 2 – Summary of Significant Accounting Policies for information on the terms of our preferred units. In addition, on February 22, 2013, our general partner elected to convert the full 80% of the fourth quarter 2012 management incentive fee to which it was entitled and, on March 4, 2013, received 6,133,558 Class B units, which are immediately convertible into common units upon our general partner’s election. As of March 5, 2013, the Fund and the general partner collectively owned 36.9% limited partner interest in us.

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

If at any time our general partner and its affiliates own more than 80% of our outstanding common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is the greater of (i) the highest cash price paid by either of our general partner or any of its affiliates for any common units purchased within the 90 days preceding the date on which our general partner first mails notice of its election to purchase those common units; and (ii) the average daily closing prices of our common units over the 20 days preceding the date three days before the date the notice is mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their common units. As of March 5, 2013, the Fund owned a 29.3% limited partner interest in us including preferred and common units. All of our subordinated units converted to common units on December 22, 2012, and our preferred units may be converted into common units upon the achievement of certain common unit trading price criteria prior to the second anniversary of their issuance, and are convertible without having to satisfy any such criteria following the second anniversary of their issuance. See Part II, Item 8. Financial Statements and Supplementary Data Note 2 – Summary of Significant Accounting Policies for  information on the terms of our preferred units.

If we distribute cash from capital surplus, which is analogous to a return of capital, the target distribution relating to our general partner’s management incentive fee will be proportionately decreased.

Our cash distributions will be characterized as coming from either operating surplus or capital surplus. Operating surplus is defined in our partnership agreement, and generally means amounts we receive from operating sources, such as sale of our oil and natural gas production, less operating expenditures, such as production costs and taxes and any payments in respect of the management incentive fee, and less estimated average capital expenditures, which are generally amounts we estimate we will need to spend in the future to maintain our production levels over the long term. Capital surplus is defined in the glossary and generally would result from cash received from nonoperating sources such as sales of properties and issuances of debt and equity interests. Cash representing capital surplus, therefore, is analogous to a return of capital. Distributions of capital surplus are made to our unitholders and our general partner in proportion to their percentage interests in us, or 99.9% to our unitholders and 0.1% to our general partner, and will result in a decrease in the Target Distribution used in calculating the management incentive fee paid to our general partner, which may have the effect of increasing the likelihood that our general partner would earn the management incentive fee in future periods.

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

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement. Based on our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units. Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

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

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan  may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the securities loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their units are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding our properties is contained in Part I, Item 1. Business – Our Areas of Operation and – Our Oil and Natural Gas Data and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations contained herein.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed and traded on the NYSE under the symbol “QRE.” As of the close of business on March 5, 2013, based upon information received from our transfer agent and brokers and nominees, we had 141 common unitholders of record. This number does not include owners for whom common units may be held in “street” names. The table below represents the daily high and low sales prices per common unit for the quarters indicated.

	Common Unit Price Range
2012	High	Low
October 1 - December 31	$20.99	$15.56
July 1 - September 30	$19.78	$16.05
April 1 - June 30	$22.38	$15.25
January 1 - March 31	$23.88	$20.24
2011
October 1 - December 31	$21.43	$17.81
July 1 - September 30	$21.80	$15.61
April 1 - June 30	$22.98	$19.93
January 1 - March 31	$23.56	$19.71

We have also issued 16,666,667 preferred units for which there is no established public trading market. The preferred units are held by the Fund.

Unitholder Return Performance Presentation

The performance graph below compared the total unitholder return on the Partnership’s units, with the total return on the Standard & Poor’s 500 Index (the “S&P 500) and the Alerian MLP Index, a weighted composite of 50 prominent energy master limited partnerships. Total return includes the changes in market price, adjusted for reinvested dividends or distributions, for the period shown on the performance graph and assumes that $100 was invested in the Partnership, S&P 500, and the Alerian MLP Index on December 31, 2010. The results shown in the graph below are not necessarily indicative of future performance.

	December 31,
	2012	2011	2010
QR Energy, LP	98	107	100
Alerian MLP Index	119	114	100
S&P 500 Index	118	102	100

Notwithstanding anything to the contrary set forth in any of the Partnership’s previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report on Form 10-K or future filings with the SEC, in whole or in part, the preceding performance information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent this performance presentation is specifically incorporated by reference therein.

Class B Units

On February 22, 2013, our general partner elected to convert 80% of the fourth quarter 2012 management incentive fee to which it was entitled and, on March 4, 2013, received 6,133,558 Class B units which were issued and outstanding upon conversion. Our general partner will receive a reduced fourth quarter management incentive fee of $0.7 million and is eligible to receive a distribution on the Class B units related to the fourth quarter 2012.

Preferred Units

In exchange for the October 2011 Transferred Properties, we assumed $227.0 million in debt from the Fund, which was repaid at closing, and issued to the Fund 16,666,667 Class C Convertible Preferred Units. The preferred units receive a preferred quarterly distribution of $0.21 per preferred unit equal to a 4.0% annual coupon on the par value of $21.00, for the first three years following the date of issuance. After three years, the quarterly cash distribution will be equal to the greater of (a) $0.475 per preferred unit or (b) the cash distribution payable on each of our common units for such quarter. The preferred units are convertible, subject to certain limitations, into common units representing limited partner interests in us on a one-to-one basis, subject to adjustment.

Cash Distributions to Unitholders

						Limited Partners
							Affiliated
Payment Date	For the period ended	Distributions to Preferred Unitholders		Distributions per Preferred Unit(1)	General Partner	Public Common	Common	Subordinated	Total Distributions to Other Unitholders	Distributions per other units
(In thousands, except per unit amounts)
February 11, 2011	December 31, 2010	$-	$		$2	$779	$506	$320	$1,607	$0.0448
May 13, 2011	March 31, 2011	-			15	7,186	4,660	2,948	14,809	0.4125
August 12, 2011	June 30, 2011	-			15	7,184	4,660	2,948	14,807	0.4125
November 11, 2011	September 30, 2011	-			15	7,180	4,660	2,948	14,803	0.4125
February 10, 2012	December 31, 2011	3,424		0.21	16	8,344	5,368	3,393	17,121	0.4750
May 11, 2012	March 31, 2012	3,500		0.21	20	17,892	-	3,394	21,306	0.4750
August 10, 2012	June 30, 2012	3,500		0.21	20	18,584	-	3,484	22,088	0.4875
November 9, 2012	September 30, 2012	3,500		0.21	20	18,529	-	3,484	22,033	0.4875
February 15, 2013	December 31, 2012	3,500		0.21	25	25,275	3,484	-	28,784	0.4875

(1)

Holders of preferred units were paid a prorated quarterly distribution for the portion of the fourth quarter beginning on October 3, 2011 through December 31, 2011 in accordance with the Partnership Agreement.

Common Unit Distributions. On January 28, 2013, the board of directors of QRE GP declared a quarterly cash distribution for the fourth quarter of 2012 of $0.4875 per common unit. The aggregate distribution of $28.8 million was paid on February 15, 2013 to common unitholders of record as of the close of business on February 8, 2013.

Preferred Unit Distribution. For the period beginning on October 3, 2011 and ending on December 31, 2014, we will distribute $0.21 per preferred unit on a quarterly basis.  Beginning on January 1, 2015, distributions on Preferred Units will be the greater of $0.475 per preferred unit or the distribution payable on common units with respect to such quarter.  As of December 31, 2012 we had accrued a fourth quarter distribution payable of $3.5 million to preferred unit holders that was paid on February 15, 2013.

Class B Unit Distribution. Class B unitholders are entitled to distributions as if they were outstanding on the first day of any quarter. As a result of the general partner’s conversion election, the general partner will receive a distribution of $3.0 million on its Class B units.

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

Cash Distribution Policy

Our partnership agreement requires that within 45 days after the end of each quarter, we distribute all of our available cash to preferred unitholders, in arrears, and common unitholders and Class B unitholders of record on the applicable record date, as determined by our general partner.

Available cash, generally means, for any quarter prior to liquidation, all cash on hand at the end of the quarter:

•	less the amount of cash reserves established by our general partner to:

(i.)

provide for the proper conduct of our business (including payments to our general partner for reimbursement of expenses it incurs on our behalf and payment of any portion of the management incentive fee to the extent it will become payable in connection with the payment of the distribution);

(ii.)	comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation; and

(iii.)	provide funds for distribution to our unitholders and to our general partner for any one or more of the next four quarters.

•	less, the aggregate Preferred Unit distribution accrued and payable for the quarter;

•	plus, if our general partners so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter.

Effective December 22, 2012 the subordinated period ended. As a result, each outstanding subordinated unit converted into one common unit.  We distribute available cash to the general partner and all unitholders (other than holders of preferred units) pro rata.

Management Incentive Fee

For each quarter for which we have paid cash distributions that equaled or exceeded the Target Distribution our general partner will be entitled to a quarterly management incentive fee, payable in cash, equal to 0.25% of our management incentive fee base, which will be an amount equal to the sum of:

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

This management incentive fee base will be calculated as of December 31 (with respect to the first and second calendar quarters and based on a fully engineered reserve report) or June 30 (with respect to the third and fourth calendar quarters and based on an internally engineered reserve report), immediately preceding the quarter in respect of which payment of a management incentive fee is due.

General Partner’s Right to Convert Management Incentive Fee into Class B Units

General

Subject to the limitations described below, our general partner has the continuing right, at any time when it has received all or any portion of the management incentive fee for three full consecutive quarters and shall be entitled to receive all or a portion of the management incentive fee for a fourth consecutive quarter, to convert into Class B units up to 80%, such percentage actually converted being referred to as the applicable conversion percentage, of the management incentive fee for the fourth quarter in lieu of receiving a cash payment for such portion of the management incentive fee. Any conversion election made during a quarter must be made before payment of the management incentive fee in respect of the previous quarter and will be effective as of the first day of such quarter, and the Class B units issued upon such conversion will be entitled to distributions as if they were outstanding on the first day of such quarter.

The number of Class B units (rounded to the nearest whole number) to be issued in connection with such a conversion will be equal to (a) the product of: (i) the applicable conversion percentage; and (ii) the average of the management incentive fee paid to our general partner for the quarter immediately preceding the quarter for which such fee is to be converted and the management incentive fee payable to our general partner for the quarter for which such fee is to be converted, divided by (b) the cash distribution per unit for the most recently completed quarter.

We refer to such conversion as a “Conversion Election.” The reduction in the management incentive fee as a result of any conversion will directly offset the increase in distributions required by the newly issued Class B units.

In the event of such Conversion Election, unless we experience a change of control, our general partner will not be permitted to exercise the Conversion Election again until (i) the completion of the fourth full calendar quarter following the previous Conversion Election and (ii) the gross management incentive fee base has increased to 115% of the gross management incentive fee base as of the immediately preceding conversion date.

On February 22, 2013, our general partner elected to convert the full 80% of the fourth quarter 2012 management incentive fee which it was entitled and, on March 4, 2013, received 6,133,558 Class B units which were issued and outstanding upon conversion.  The General Partner will receive a reduced fourth quarter management incentive fee of $0.7 million and is eligible to receive a distribution on the Class B units related to the fourth quarter 2012.  The Class B units are immediately convertible into common units at the election of our general partner.

Following this initial Conversion Election, the adjusted management incentive fee base, until the next calculation date, will equal the product of 20% and the gross management incentive fee base then in effect.

First Calculation Date Following Conversion Election

As of the first Calculation Date following this Conversion Election, the adjusted management incentive fee base will equal the sum of:

•	20% and the gross management incentive fee base in effect at the time of this Conversion Election; and

•	the gross management incentive fee base as in effect on the current calculation date less the gross management incentive fee base in effect at the time of this Conversion Election.

Subsequent Conversion Elections

As of the second and each subsequent Conversion Election, the adjusted management incentive fee base will equal the product of (x) one minus the applicable conversion percentage for such Conversion Election and (y) the adjusted management incentive fee base in effect immediately prior to such Conversion Election.

Subsequent Calculation Dates

As of each subsequent calculation date following a second Conversion Election, the adjusted management incentive fee will equal the sum of:

•	the product of (x) one minus the most recent applicable conversion percentage and (y) the adjusted management incentive fee in effect immediately prior to the most recent Conversion Election; and

•

the gross management incentive fee as in effect on the current calculation date less the gross management incentive fee base in effect on the calculation date immediately preceding the most recent Conversion Election

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding our equity compensation plans as of December 31, 2012.

Unregistered Sales of Equity Securities

None.  For a description of unregistered equity securities that will be and may continue to be issued to our general partner in the future, please see “General Partner’s Right to Convert Management Incentive Fee into Class B Units” above.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of and for the years ended December 31, 2012 and 2011, and for the period from December 22, 2010 to December 31, 2010 is derived from our audited financial statements. The selected financial data for the period from January 1, 2010 to December 21, 2010 and as of and for the years ended December 31, 2009 and 2008 are derived from the audited financial statements of our Predecessor. The selected financial data should be read in conjunction with Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II Item 8. Financial Statements and Supplementary Data, both contained herein. The following table shows selected financial data of the Partnership and the Predecessor for the periods and as of the dates indicated.

	Partnership(1)			Predecessor
	Year Ended	Year Ended	December 22 to	January 1 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 21,	December 31,	December 31,
In thousands, except per unit amounts	2012	2011	2010	2010	2009	2008
Statement of Operations Data:
Revenues:
Oil, natural gas and NGL	$368,189	$356,579	$8,927	$244,572	$69,823	$233,465
Processing fees and other	3,809	4,325	59	8,814	2,978	47,605
Total Revenues	371,998	360,904	8,986	253,386	72,801	281,070
Operating costs and expenses:
Production expense	143,938	132,227	3,498	108,408	44,841	131,179
Impairment of oil and gas properties	-	-	-	-	28,338	451,440
Depreciation, depletion and amortization	105,796	94,993	2,588	66,482	16,993	49,309
Accretion of asset retirement obligations	5,648	4,593	130	3,674	3,585	3,004
Management fees(2)	-	-	-	10,486	12,018	12,018
General and administrative and other	42,275	37,315	925	25,701	19,279	14,703
Acquisition and transaction costs	4,000	-	-	6,340	-	-
Bargain purchase gain	-	-	-	-	(1,200)	-
Total operating costs and expenses	301,657	269,128	7,141	221,091	123,854	661,653
Income (loss) from operations	70,341	91,776	1,845	32,295	(51,053)	(380,583)
Other income (expense):
Realized gains (losses) on commodity derivative contracts	49,800	(72,053)	(289)	5,373	47,993	(34,666)
Unrealized gains (losses) on commodity derivative contracts	3,271	119,913	(12,393)	8,204	(111,113)	169,321
Gain on equity share issuance	-	-	-	4,064	-	-
Interest expense, net	(43,133)	(50,491)	(1,266)	(22,179)	(3,716)	(12,417)
Other income (expense)	-	-	-	4,264	2,657	(10,039)
Total other income (expense)	9,938	(2,631)	(13,948)	(274)	(64,179)	112,199
Income (loss) before income taxes	80,279	89,145	(12,103)	32,021	(115,232)	(268,384)
Income tax benefit (expense), net	(528)	(850)	66	(108)	(182)	(149)
Net income (loss)	$79,751	$88,295	$(12,037)	$31,913	$(115,414)	$(268,533)
Net income (loss) per unit:
Common unitholders' (basic)	$0.19	$0.10	$(0.21)
Common unitholders' (dilutive)	0.19	0.10	(0.21)
Subordinated unitholders (basic and dilutive)	0.11	0.10	(0.21)
Weighted average number of limited partner units outstanding:
Common (basic)	35,132	28,728	26,298
Common (diluted)	35,282	28,728	26,298
Subordinated units (basic and diluted)	6,970	7,146	7,146
Other Financial Data:
Adjusted EBITDA (3)	$272,099	$237,175	$5,144	$116,152	$48,513	$78,465
Distributable cash flow (4)	152,476	148,714	3,314
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$227,150	$112,557	$2,808	$95,945	$64,907	$75,282
Investing activities	(592,279)	(72,143)	(78,670)	(956,877)	(55,458)	(137,161)
Financing activities	379,532	(25,176)	78,057	903,448	(13,328)	30,240
Balance Sheet Data:
Working capital	$65,625	$26,418	$(6,421)	(5)	$(74)	$67,139
Total assets	1,686,527	1,154,344	1,033,848	(5)	226,770	304,937
Total debt	766,076	615,000	567,000	(5)	86,450	88,750
Non-controlling interests	-	-	-	(5)	14,733	133,978
Partners' capital	714,564	362,698	326,694	(5)	(1,421)	5,957

(1)

These results of operations have been revised to include financial information for the October 2011 Transferred Properties and the December 2012 Transferred Properties. Refer to Part II Item 8. Financial Statements and Supplementary Data Note 2 – Summary of Significant Accounting Policies for the Partnership’s accounting presentation for transactions under common control.

(2)

Represents fees paid by the Fund to its general partner for the provision of certain administrative and acquisition services during the period from January 1, 2010 to December 21, 2010 and the years ended December 31, 2009 and 2008.

(3)	Adjusted EBITDA is a Non-GAAP financial measure. See the reconciliation to its most comparable GAAP measure directly below.

(4)	Distributable Cash Flow is a Non-GAAP financial measure. See the reconciliation to its most comparable GAAP measure directly below.

(5)	These balance sheet amounts are not presented as they are not included in the Predecessor’s financial statements included in Part II Item 8. Financial Statements and Supplementary Data.

Non-GAAP Financial Measures

We include in this report the non-GAAP financial measures Adjusted EBITDA and Distributable Cash Flow and provide our calculations of Adjusted EBITDA and Distributable Cash Flow and reconciliations to their most directly comparable financial measures calculated and presented in accordance with GAAP. In the second quarter 2012, we revised our calculation of Adjusted EBITDA from prior periods, as discussed below.

Adjusted EBITDA

We define Adjusted EBITDA as net income:

•	Plus:
•	Interest expense, including realized and unrealized gains and losses on interest rate derivative contracts;

•	Depreciation, depletion, and amortization;

•	Accretion of asset retirement obligations;

•	Unrealized losses on gas imbalances;

•	Unrealized losses on commodity derivative contracts;

•	Income tax expense;

•	Impairments; and

•	General and administrative expenses that are allocated to us in accordance with GAAP in excess of the administrative services fee paid by our general partner and reimbursed by us.
•	Less:
•	Income tax benefit;

•	Interest income;

•	Unrealized gains on gas imbalances; and

•	Unrealized gains on commodity derivative contracts.

Previously, we used Adjusted EBITDA, as defined under the services agreement, to calculate the quarterly administrative services fee our general partner paid to QRM under the services agreement between our general partner and QRM. See Item 1. Business – Operations – Administrative Services Fee.

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

In addition, management uses Adjusted EBITDA to evaluate cash available to pay distributions to our unitholders, develop existing reserves or acquire additional oil and natural gas properties.

Adjusted EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA in the same manner.

The following table presents our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities, our most directly comparable GAAP financial measures, for each of the periods indicated.

	Partnership			Predecessor
	Year Ended	Year Ended	December 22 to	January 1 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 21,	December 31,	December 31,
Thousands of Dollars	2012	2011	2010	2010	2009	2008
Reconciliation of net
income (loss) to Adjusted EBITDA:
Net income (loss)	$79,751	$88,295	$(12,037)	$31,913	$(115,414)	$(268,533)
Unrealized (gains) losses on commodity
derivative contracts	(3,271)	(119,913)	12,393	(8,204)	111,113	(169,321)
Loss on modification of derivative contracts		83,399	-	-	-	-
Unrealized (gains) losses on gas imbalances	1,341	(1,446)	-	-	-	-
Depletion, depreciation and amortization	105,796	94,993	2,588	66,482	16,993	49,309
Accretion of asset retirement obligations	5,648	4,593	130	3,674	3,585	3,004
Interest expense, net	43,133	50,491	1,266	22,179	3,716	12,417
State tax expense (benefit), net	528	850	(66)	108	182	149
Impairment expense	-	-	-	-	28,338	451,440
General and administrative expense in
excess of the administrative services fee	39,173	35,913	870	-	-	-
Adjusted EBITDA	$272,099	$237,175	$5,144	$116,152	$48,513	$78,465

Reconciliation of Net Cash from Operating
Activities to Adjusted EBITDA:
Net cash provided by (used in) operating
activities	$227,150	$112,557	$2,808	$95,945	$64,907	$75,282
(Increase) decrease in working capital	(4,269)	19,347	1,698	(1,651)	(24,941)	9,010
Unrealized (gains) losses on gas imbalances	1,341	(1,446)	-
Recognition of Predecessor equity awards	-	-	-	(3,470)	-	-
Timing differences related to excess general and
administrative expense calculations	(2,155)	(159)	23	-	-	-
Loss on modification of derivative contracts / other	-	83,399	-	-	-	-
Purchase of commodity derivative contracts	-	-	-	-	-	2,694
Amortization of costs of commodity
derivative instruments	-	-	-	-	(1,219)	(7,981)
Interest expense (1)	49,876	23,476	610	16,892	6,038	9,929
Income tax expense, current	156	1	5	108	182	149
Unrealized (gains) losses on investment in
marketable equity securities	-	-	-	-	5,640	(5,640)
Realized losses on investment in marketable
equity securities	-	-	-	-	(5,246)	(1,968)
Gain (loss) on disposal of furniture, fixtures and
equipment	-	-	-	482	(723)	-
Bargain purchase gain	-	-	-	-	1,200	-
Equity earnings of Ute Energy, LLC	-	-	-	3,782	2,675	(3,010)
Gain on equity share issuance	-	-	-	4,064	-	-
Adjusted EBITDA	$272,099	$237,175	$5,144	$116,152	$48,513	$78,465

(1)	Interest expense adjusted for noncash items comprised of amortization of deferred financing costs and unrealized gains (losses) on interest rate derivative instruments.

The increase in Adjusted EBITDA of $34.9 million to $272.1 million for the year ended December 31, 2012 as compared to the year ended December 31,  2011 is mainly attributable to higher sales volumes and an increase in realized gains on commodity derivative contracts attributable to lower oil and natural gas prices.  The increase of $232.1 million to $237.2 million for the year ended December 31, 2011 as compared to the period December 22, 2010 to December 31, 2010 is mainly attributable to a full year’s operations in 2011 as compared to 10 days of operations in 2010.

Distributable Cash Flow

We define Distributable Cash Flow as Adjusted EBITDA less estimated maintenance capital expenditures, cash interest expense, distributions to preferred unitholders, and any management incentive fee earned during the period.  Distributable Cash Flow is a significant performance metric used by us and by external users of our financial statements, such as investors, commercial banks, research analysts and others to compare basic cash flows generated by us (prior to the establishment of any retained cash reserve by our general partner) to the cash distributions we expect to pay our unitholders.  Distributable Cash Flow is also an important financial measure for our unitholders as it serves as an indicator of our success in providing a cash return on investment.  Specifically, distributable cash flow indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates.  Distributable Cash Flow is a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the yield is based on the amount of cash distributions the entity pays to a unitholder compared to the unit price.

Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate Distributable Cash Flow in the same manner.  The table below summarizes our distributable cash flow for the year ended December 31, 2012 and 2011 and the period from December 22 through December 31, 2010.

	Year Ended	Year Ended	December 22, to
	December 31,	December 31,	December 31,
	2012	2011	2010
Adjusted EBITDA	$272,099	$237,175	$5,144
Maintenance capital expenditures	(62,750)	(61,000)	(1,359)
Cash interest expense	(36,004)	(22,465)	(471)
Distributions to preferred unitholders	(14,000)	(3,424)	-
Management incentive fee earned (1)	(6,869)	(1,572)	-
Distributable cash flow	$152,476	$148,714	$3,314

(1)

The management incentive fee is not recognized until the corresponding quarter’s common unit distribution is declared. The fourth quarter’s common unit distribution was not declared, and therefore the management incentive fee will not be recognized, until the first quarter of 2013. Therefore, the management incentive fee earned for the full year 2012 includes $0.7 million related but not recognized in the fourth quarter 2012.

The increase in Distributable Cash Flow of $3.8 million to $152.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 is mainly attributable to the increase in Adjusted EBITDA partially offset by the full year effect of distributions to preferred unitholders and the management incentive fee earned by QRE GP that were not present during the year ended December 31, 2011 and interest on the Senior Notes issued in July 2012. The increase in Distributable Cash Flow of $145.4 million to $148.7 million for the year ended December 31, 2011 compared to the period December 22, 2010 to December 31, 2010 is mainly attributable to a full year’s operations in 2011 as compared to 10 days in 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes Item 8. Financial Statements and Supplementary Data” contained herein. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed in “Risk Factors” contained in Part I, Item 1A. of this Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Information” in the front of this Form 10-K.

Overview

We are a Delaware limited partnership formed in September 2010 by affiliates of the Fund to own and acquire producing oil and natural gas properties in North America.

Our properties are located in Alabama, Arkansas, Florida, Kansas, Louisiana, Michigan, New Mexico, Oklahoma and Texas. As of December 31, 2012, we had estimated net proved reserves of 56.8 MMBbl of oil and condensate, 190.3 Bcf of natural gas and 10.6 MMBbl of NGLs, or 99.1 MMBoe and a standardized measure of $1.6 billion.

Acquisition and Conveyance

Partnership

On December 28, 2012, the Partnership entered into a Purchase and Sale Agreement (the “December 2012 Purchase Agreement”) by and among the Fund, the Partnership and OLLC for the December 2012 Transferred Properties in exchange for $28.6 million in cash, after customary purchase price adjustments, and the assumption of $115 million in debt. The Partnership’s financial statements have been revised to include the results of operations of the December 2012 Transferred Properties for years ended December 31, 2012 and 2011, and the period from December 22, 2010 to December 31, 2010, as the acquisition was accounted for as a transaction between entities under common control.  As of December 31, 2012 the December 2012 Transferred Properties consisted of working interests in 50 gross (46 net) producing wells, of which we owned an approximate 92.46% average working interest.

On December 4, 2012, we closed the East Texas Oil Field Acquisition from an undisclosed private seller located in an East Texas field for $214.3 million in cash subject to customary purchase price adjustments. The East Texas Oil Field Properties had estimated proved reserves of 10.8 MMBoe as of December 31, 2011 utilizing SEC case pricing. The acquisition had an effective date of November 1, 2012.

On April 20, 2012, we closed the Prize Acquisition from Prize for $225.1 million in cash. The acquired properties had estimated proved reserves as of December 31, 2011 utilizing SEC case pricing of 13.3 MMBoe. The acquisition had an effective date of January 1, 2012.

On October 3, 2011 we completed the acquisition of the October 2011 Transferred Properties located in the Permian Basin, Ark-La-Tex, and MidContinent areas from the Fund pursuant to the October 2011 Purchase Agreement having an effective date of October 1, 2011. In 2010, the Predecessor acquired certain of these properties from Denbury Resources and Melrose Energy Company.  These assets acquired by our Predecessor are included in the October 2011 Purchase Agreement.  The remainder of the October 2011 Transferred Properties were acquired by the Predecessor prior to 2010. As of December 31, 2011 the October 2011 Transferred Properties consisted of working interests in 1,669 gross (1,026 net) producing wells, of which we owned an approximate 61.46% average working interest.

On December 22, 2010, as part of our IPO, the Fund conveyed to us oil and natural gas producing properties located in Alabama, Arkansas, Kansas, Louisiana, New Mexico, Oklahoma, Texas and a net  7.44% overriding oil royalty interest in Florida. As of December 31, 2010, these properties consisted of working interests in 2,140 gross (539 net) producing wells, of which we owned an approximate 25% average working interest.

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

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations including:

•	Production volumes;

•	Realized prices on the sale of oil and natural gas, including the effect of our commodity derivative contracts;

•	Production expenses and general and administrative expenses; and

•	Adjusted EBITDA and Distributable Cash Flow, each of which is a non-GAAP financial measure.

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

Oil Prices. The actual prices realized from the sale of oil differ from the quoted market prices as a result of quality differentials (primarily based on API gravity and sulfur content) and location differentials (primarily based on transportation costs due to the produced oil’s proximity to major consuming and refining markets). In general, lighter oil (with higher API gravity) produces a larger number of lighter products, such as gasoline, which have higher resale value, and, therefore, normally sells at a higher price than heavier oil. Oil with low sulfur content (“sweet” oil) is less expensive to refine and, as a result, normally sells at a higher price than high sulfur content oil (“sour” oil).

The oil produced from our properties is a combination of sweet and sour oil, varying by location. We sell our oil at the NYMEX-WTI and Argus LLS prices, which are adjusted for quality, location, and transportation differential, depending primarily on the purchaser. The differential varies, but our oil normally sells at a discount to the NYMEX-WTI or Argus LLS prices.

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

Price Volatility. Historically, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2012, the NYMEX-WTI oil price ranged from a high of $109.39 per Bbl to a low of $77.72 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $3.77 per MMBtu to a low of $1.82 per MMBtu. For the five years ended December 31, 2012, the NYMEX-WTI oil price ranged from a high of $145.31 per Bbl to a low of $30.28 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $13.31 per MMBtu to a low of $1.82 per MMBtu.  Natural gas prices have experienced a continuous decrease in late 2011 and throughout 2012.  Future decreases in the natural gas market price could have a negative impact on revenues, profitability, and cash flow.

Commodity Derivative Contracts.  Our hedging policy is intended to reduce the impact to our cash flows from commodity price volatility. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our current and anticipated production over the next three-to-five year period.

Production Expenses

We strive to increase our production levels to maximize our revenue and cash available for distribution.  Production expenses are the costs incurred in the operation of producing properties.  Expenses for well servicing, utilities, direct labor, water injection and disposal, production taxes and materials and supplies comprise the most significant portion of our production expenses. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period. We monitor our operations to ensure that we are incurring operating costs at the optimal level.  We typically evaluate our oil and natural gas operating costs on a per Boe basis.  This unit rate allows us to monitor these costs in certain fields and geographic areas to identify trends and to benchmark against other producers.

General and Administrative Expenses

We entered into a services agreement with Quantum Resources Management with respect to all general and administrative costs and services it incurs on our general partner’s and our behalf.  Under the services agreement, Quantum Resources Management was entitled to a quarterly administrative services fee in cash equal to 3.5% of the Adjusted EBITDA, as defined in the services agreement, generated during the preceding quarter, calculated prior to the payment of the fee, in exchange for those services through December 31, 2012.

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

Beginning on January 1, 2013, Quantum Resources Management is entitled to a quarterly reimbursement of General and administrative charges based on the allocation of charges between the Fund and us based on the estimated use of such services by each party.  The fee will include direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics.

For a detailed description of the administrative services fee paid to Quantum Resources Management pursuant to the services agreement, please read Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence – Contracts with the Fund and Its Affiliates – Services Agreement.

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

Management also uses Adjusted EBITDA to evaluate actual cash flow available to pay distributions to unitholders, develop existing reserves or acquire additional oil and natural gas properties. Previously, we also used Adjusted EBITDA to calculate the administrative services fee our general partner paid to Quantum Resources Management under the services agreement. For our definition of Adjusted EBITDA see Part II, Item 6. Selected Financial Data – Non-GAAP Financial Measures. For more information regarding the services agreement, see Part III, Item 13. Certain Relationships and Related Transactions and Director Independence – Contracts with The Fund and its Affiliates – Services Agreement.

Adjusted EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measure of another company because all companies may not calculate Adjusted EBITDA in the same manner. For further discussion and a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities, see Part II, Item 6. Selected Financial Data – Non-GAAP Financial Measures.

Distributable Cash Flow

Distributable Cash Flow is a significant performance metric used by us and by external users of our financial statements, such as investors, commercial banks, research analysts and others to compare basic cash flows generated by us (prior to the establishment of any retained cash reserve by our general partner) to the cash distributions we expect to pay our unitholders.  For our definition of Distributable Cash Flow see Part II, Item 6. Selected Financial Data – Non-GAAP Financial Measures.

Distributable Cash Flow should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate Distributable Cash Flow in the same manner.  For further discussion, see Part II, Item 6. Selected Financial Data – Non-GAAP Financials Measures.

Outlook

Consistent with our long-term business strategy, we plan to maintain our focus on adding reserves through acquisitions and exploitation projects and improving the economics of producing oil and natural gas from our existing fields in 2013. We expect these acquisition opportunities may come from the Fund, Quantum Energy Partners and their respective affiliates as well as from unrelated third parties. Our ability to add estimated reserves through acquisitions and exploitation projects is dependent on many factors, including our ability to raise capital, obtain regulatory approvals and procure contract drilling rigs and personnel.

In 2013, our capital spending program is expected to be approximately $90.1 million, excluding acquisitions. We anticipate spending approximately 51% in the Permian Basin and MidContinent areas primarily on infill drilling and waterflood expansion and 49% in the Ark-La-Tex and Gulf Coast areas primarily on recompletions and artificial lift implementation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. We base our respective estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates and assumptions used in preparation of the financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made, and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

What follows is a discussion of the more significant accounting policies, estimates and judgments. See Part II, Item 8. Financial Statements and Supplementary Data – Note 2 – Significant Accounting Policies for a discussion of additional accounting policies and estimates made by management.

Business Combinations

We account for all business combinations using the purchase method, in accordance with GAAP. Under the purchase method of accounting, the purchase price is based upon the fair value of the consideration given, whether in the form of cash, assets, equity or the assumption of liabilities. The assets acquired and liabilities assumed are measured at their fair values. The difference between the fair value of assets acquired and liabilities assumed and the purchase price of the entity, if any, is recorded as either goodwill or a bargain purchase gain. The Partnership has not recognized any goodwill from business combinations.

Transactions Between Entities Under Common Control

From time to time we enter into transactions whereby we receive a transfer of certain oil and natural gas assets from our Predecessor with units issued or cash paid us. We account for the net assets received using the historical book value of the Predecessor as these are transactions between entities under common control. Our historical financial statements have been revised to include the results attributable to the assets contributed from the Predecessor as if we owned such assets for all periods presented by the Partnership.

Proved Oil and Natural Gas Reserve Quantities

Our engineering estimates of proved oil and gas reserves directly impact financial accounting estimates, including depreciation, depletion, and amortization (“DD&A”) expense and the full cost ceiling limitation. Proved oil and gas reserves are the estimated quantities of oil and gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. Miller & Lents, Ltd., our independent reserve engineering firm, prepare a reserve report as of

December 31 of each year, and we prepare internal estimates of our proved reserves as of June 30 of each year. We prepare our reserve estimates, and the projected cash flows derived from these reserve estimates in accordance with SEC guidelines and Miller & Lents, Ltd. adheres to the same guidelines when preparing their reserve reports. Assumptions used by independent reserve engineers in calculating reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. The accuracy of reserve estimates is a function of the:

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

Market prices have been volatile and a decline of proved reserves may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. For example, during 2012, the NYMEX–WTI oil price ranged from a high of $109.39 per Bbl to a low of $77.72 per Bbl, while the NYMEX–Henry Hub natural gas price ranged from a high of $3.77 per MMBtu to a low of $1.82 per MMBtu. For the five years ended December 31, 2012, the NYMEX–WTI oil price ranged from a high of $145.31 per Bbl to a low of $30.28 per Bbl, while the NYMEX–Henry Hub natural gas price ranged from a high of $13.31 per MMBtu to a low of $1.82 per MMBtu. Declines in future oil and natural gas market prices could have a negative impact on our reserve value and could result in an impairment of our oil and gas properties. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of oil and gas producing properties for impairment. For example, if the SEC prices used for our December 31, 2012 reserve report had been $10.00 less per Bbl, then the standardized measure of our estimated proved reserves as of December 31, 2012 would have decreased by approximately $277.8 million, from $1.6 billion to $1.3 billion. If the SEC prices used for our December 31, 2012 reserve report had been $1.00 less per MMBtu, then the standardized measure of our estimated proved reserves as of December 31, 2012 would have decreased by approximately $87.3 million, from $1.6 billion to $1.5 billion.

Unevaluated Properties

In connection with the Prize Acquisition, we acquired unevaluated properties which are not being depleted pending determination of the existence of proved reserves.  Unevaluated properties are assessed periodically to ascertain whether there is a probability of obtaining proved reserves in the future.  When it is determined that these properties have been promoted to a proved reserve category or there is no longer any probability of obtaining proved reserves from the properties, the costs associated with these properties are transferred into the amortization base to be included  in the depletion calculation and subject to the ceiling test limitation.  Unevaluated properties whose costs are individually significant are assessed individually considering the primary lease terms of the properties, the holding period of the properties, and geographic and geological data obtained related to the properties.  Where it is not practical to assess properties individually as their costs are not individually significant, such properties are grouped for purposes of the periodic assessment.

Full Cost Method of Accounting

The accounting for our businesses is subject to accounting rules that are unique to the oil and natural gas industry. There are two allowable methods of accounting for oil and natural gas business activities: the successful efforts method and the full cost method. We follow the full cost method of accounting. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Exploration and development costs include dry-well costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding oil and natural gas reserves. Amortization of oil and natural gas properties is provided using the unit-of-production method based on estimated proved oil and natural gas reserves. Sales and abandonments of oil and natural gas properties being amortized are accounted for as adjustments to the full cost pool, with no gain or loss recognized, unless the adjustments would significantly alter the relationship between capitalized costs and estimated proved oil and natural gas reserves. A significant alteration would not ordinarily be expected to occur upon the sale of reserves involving less than 25% of the reserve quantities of a cost center.

Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of our oil and natural gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and natural gas properties exceed the cost center ceiling, we are subject to a ceiling test write down to the extent of such excess. If required, it would reduce earnings and impact partner’s capital in the period of occurrence and result in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. However, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that we use the unweighted arithmetic average price of oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. If average oil and natural gas prices decline, or if we have downward revisions to our estimated proved reserves, it is possible that write downs of our oil and natural gas properties could occur in the future.

Depreciation, Depletion and Amortization

The quantities of estimated proved oil and gas reserves are a significant component of our calculation of DD&A expense and revisions in such estimates may alter the rate of future depletion expense. Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense. Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense or due to a ceiling test write-down. For example, a 10% negative revision to proved reserves as of December 31, 2012 would increase the DD&A rate by approximately 0.2%. This represents an increase of DD&A expense of $2.14 per Boe, or a change from $18.94 to $21.08 per Boe for the year ended December 31, 2012. This estimated impact is based on current data as of December 31, 2012 and actual events could require different adjustments to DD&A.

Derivative Financial Instruments

We periodically use derivative financial instruments for non-trading purposes to manage and reduce market volatility and other market risks associated with our oil and natural gas production and interest rates on our revolving credit facility. These arrangements are structured to reduce our exposure to commodity price decreases and interest rate increases, but they can also limit the benefit we might otherwise receive from commodity price increases and interest rate decreases. Our hedging activity is generally accomplished through over-the-counter derivative contracts with large financial institutions. We have elected not to apply hedge accounting to our derivatives. Accordingly, we carry our derivatives at fair value on our consolidated balance sheet, with the changes in the fair value included in our consolidated statement of operations in the period in which the change occurs. In determining the amounts to be recorded, we are required to estimate the fair values of the derivatives. Although we have the ability to elect to enter into netting agreements under our derivative instruments with certain of our counterparties, we have properly presented all asset and liability positions without netting.

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

A hypothetical 1% increase in the market prices related to our commodity derivative contracts would decrease the fair values of our net asset as of December 31, 2012 by $16.7 million, and a 1% decrease would increase the net asset value by $10.7 million.  This sensitivity was calculated without regards to any applicable credit risk adjustments.

As of December 31, 2012, we had the following derivative instruments outstanding:

Commodity	Index	2013	2014	2015	2016	2017
Oil positions:
Swaps
Hedged Volume (Bbls/d)	WTI	7,170	6,661	6,721	5,698	4,997
Average price ($/Bbls)		$98.74	$96.35	$94.52	$90.81	$86.88
Hedged Volume (Bbls/d)	LLS	1,400	1,900	-	-	-
Average price ($/Bbls)		$99.51	$98.77	-	-	-
Collars
Hedged Volume (Bbls/d)	WTI	-	425	1,025	1,500	-
Average floor price ($/Bbls)		-	$90.00	$90.00	$80.00	-
Average ceiling price ($/Bbls)		-	$106.50	$110.00	$102.00	-

Natural gas positions:
Swaps
Hedged Volume (MMBtu/d)	Henry Hub	30,441	26,622	7,191	11,350	10,445
Average price ($/MMBtu)		$6.01	$6.18	$5.34	$4.27	$4.47
Basis Swaps
Hedged Volume (MMBtu/d)	Henry Hub	18,466	17,066	14,400	-	-
Average price ($/MMBtu)		$(0.17)	$(0.19)	$(0.19)	-	-
Collars
Hedged Volume (MMBtu/d)	Henry Hub	2,466	4,966	18,000	630	595
Average floor price ($/MMBtu)		$6.50	$5.74	$5.00	$4.00	$4.00
Average ceiling price ($/MMBtu)		$8.65	$7.51	$7.48	$5.55	$6.15
Puts
Hedged Volume (MMBtu/d)	Henry Hub	-	-	420	11,350	10,445
Average price ($/MMBtu)		-	-	$4.00	$4.00	$4.00

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

Revenue Recognition and Natural Gas Balancing

Oil and natural gas revenues are recorded when title passes to the customer, net of royalties, discounts and allowances, as applicable. We and our predecessor account for natural gas production imbalances using the sales method, whereby we and our predecessor recognize revenue on all natural gas sold to our customers notwithstanding the fact that its ownership may be less than 100% of the oil and natural gas sold. Liabilities are recorded for imbalances greater than our respective proportionate shares of remaining estimated natural gas reserves.

Unit Based Compensation

Our unit based compensation plan includes service and performance restricted units.  The compensation expense associated with the performance restricted units is based on a Monte Carlo model which includes various significant assumptions, including the risk-free rate, volatility of returns, correlation in movement of total unitholder return relative to a relevant peer group and the expected distribution rate.

The assumptions used to value our performance restricted units are our best estimate but they involve inherent uncertainties based on market conditions generally outside of our control.  As a result, if other assumptions had been used or if actual market results differ from the assumptions, unit-based compensation could be significantly different from our estimates.

Results of Operations

Because affiliates of the Fund own 100% of our general partner and an aggregate 31.7% limited partner interest in us including all of our preferred units as of December 31, 2012, each acquisition of assets from the Predecessor is considered a transfer of net assets between entities under common control. As a result, we are required to revise our financial statements to include the activities of such assets for all periods presented by the Partnership, similar to a pooling of interests, to include the financial position, results of operations, and cash flows of the assets acquired and liabilities assumed.  The table set forth below includes the recast historical financial information as if the acquired assets were owned by us for all periods presented for the Partnership.

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

Factors Affecting the Comparability of our Historical Financial Results

Year Ended 2010. The results for the year ended December 31, 2011 are not comparable to the Partnership’s year end 2010 results as our 2010 results only include activity from and after December 22, 2010, the date of our IPO.

Comparability to the Predecessor. The comparability of our results for the years ended December 31, 2011 and 2012 the Predecessor’s results for the period January 1 2010, to December 21, 2010 is impacted as follows:

•

Our results for the years ended December 31, 2011 and 2012 include additional operating results from certain properties that were contributed to us in connection with the Predecessor’s Denbury Acquisition, which occurred in May 2010, and therefore are not part of our Predecessor’s operating results for the entire period.

•

Our results for the years ended December 31, 2011 and 2012 include additional operating results for the Melrose Properties as if we owned the properties for the entire year to account for these assets which were part of a transaction between entities under common control. The results from these assets were not part of the Predecessors results from the period of January 1. 2010 to December 21, 2010 as the Predecessor acquired them on December 22, 2010.

•

Our results for the years ended December 31, 2011 and 2012 do not include the operating results of certain properties owned by the Predecessor for the period from January 1, 2012 to December 21, 2010 that have not been contributed to us.

Accordingly, we have not presented a comparison of our results for the year ended December 31, 2011 against any of these 2010 periods.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (in thousands, except operating and per unit amounts) .

	Partnership (1)			Predecessor
	Year	Year	December 22	January 1
	Ended	Ended	to	to
	December 31,	December 31,	December 31,	December 21,
	2012	2011	2010	2010
Revenues
Oil sales	$296,684	$252,744	$6,177	$165,565
Natural gas sales	37,174	65,741	2,412	66,014
NGLs sales	34,331	38,094	338	12,993
Processing and other	3,809	4,325	59	8,814
Total Revenue	371,998	360,904	8,986	253,386
Operating Expenses
Lease operating expenses	114,231	104,680	2,777	76,512
Production and other taxes	25,921	23,472	629	17,657
Processing and transportation	3,786	4,075	92	11,673
Inventory adjustment	-	-	-	2,566
Total production expenses	143,938	132,227	3,498	108,408
Depreciation, depletion and amortization	105,796	94,993	2,588	66,482
Accretion of asset retirement obligations	5,648	4,593	130	3,674
Management fees	-	-	-	10,486
General and administrative	42,275	37,315	925	25,477
Acquisition and transaction costs	4,000	-	-	6,340
Other expense	-	-	-	224
Total operating expenses	301,657	269,128	7,141	221,091
Operating income	70,341	91,776	1,845	32,295
Other income (expense):
Equity in earnings of Ute Energy, LLC	-	-	-	3,782
Realized gains (losses) on commodity derivative contracts	49,800	(72,053)	(289)	5,373
Unrealized gains (losses) on commodity derivative contracts	3,271	119,913	(12,393)	8,204
Gain on equity share issuance	-	-	-	4,064
Interest expense, net	(43,133)	(50,491)	(1,266)	(22,179)
Other income (expense)	-	-	-	482
Total other income (expense), net	9,938	(2,631)	(13,948)	(274)
Income (loss) before income taxes	80,279	89,145	(12,103)	32,021
Income benefit (expense), net	(528)	(850)	66	(108)
Net income (loss)	$79,751	$88,295	$(12,037)	$31,913
Sales volumes:
Oil (MBbls)	3,106	2,594	73	2,172
Natural gas (MMcf)	13,475	15,106	510	14,754
Natural gas liquids (MBbls)	743	680	5	282
Total (Mboe)	6,095	5,792	165	4,913
Average Net Sales Volumes (Boe/d)	16,653	15,868	16,433	13,839
Average sales price per unit (2):
Oil (per Bbl)	$95.52	$97.43	$84.62	$76.23
Natural gas (per Mcf)	$2.76	$4.35	$4.73	$4.47
Natural gas liquids (per Bbl)	$46.21	$56.02	$67.60	$46.07
Average unit cost per Boe:
Lease operating expense	$18.74	$18.07	$16.83	$15.57
Production and other taxes	$4.25	$4.05	$3.81	$3.59
Management fees	$-	$-	$-	$2.13
Depreciation, depletion and amortization	$17.36	$16.40	$15.68	$13.53
General and administrative expenses	$6.94	$6.44	$5.61	$5.47

(1)

These results of operations have been revised to include financial information for assets acquired under common control. Refer to Part II, Item 8. Financial Statements and Supplementary Data – Note 2 – Significant Accounting Policies for the Partnership’s accounting presentation for transactions under common control.

(2)	Does not include impact of derivative instruments.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

We recorded net income of $79.8 million during the year ended December 31, 2012 compared to net income of $88.3 million during the year ended December 31, 2011.This change was primarily driven by a decrease in operating income of $21.4 million to $70.3 million, offset by a net increase in gains on our commodity derivative contracts of $5.3 million and a decrease in interest expense of $7.4 million.

Oil and Natural Gas Revenues

	Year ended December 31,
			Increase	Percentage
	2012	2011	(Decrease)	Change
Sales volumes:
Oil (MBbls)	3,106	2,594	512	20%
Natural Gas (MMcf)	13,475	15,106	(1,631)	(11)%
NGL (MBbls)	743	680	63	9%.
Total (Mboe)	6,095	5,792	303	5%

Average sales prices per unit:
Oil (per Bbl)	$95.52	$97.43	$(1.91)	(2)%
Natural Gas (per Mcf)	2.76	4.35	(1.59)	(37)%
NGL (per Bbl)	46.21	56.02	(9.81)	(18)%
Total (per Boe)	$60.41	$61.57	$(1.16)	(2)%

Revenues:
Oil sales	$296,684	$252,744	$43,940	17%
Natural Gas sales	37,174	65,741	(28,567)	(43)%
NGL sales	34,331	38,094	(3,763)	(10)%
Total oil and gas revenue	$368,189	$356,579	$11,610	3%

Total oil and natural gas revenues increased by $11.6 million to $368.2 million for the year ended December 31, 2012 due to higher volumes despite a decrease in the average sales price per Boe mainly attributable to lower oil, natural gas and NGL prices. The increase in volumes is mainly attributable to increased oil volumes related to the assets acquired in the Prize Acquisition and East Texas Oil Field Acquisition along with increased in the Jay field during the latter part of the year,  partially offset by a decrease in natural gas volumes due to ongoing maintenance of wells and the effects of natural declines in the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Production Expenses. Our production expense for the year ended December 31, 2012 increased to $143.9 million from $132.2 million for the year ended December 31, 2011, consisting mainly of an increase in lease operating expenses to $114.2 million, or $18.74 per Boe as compared to $104.7 million, or $18.07 per Boe, for the year ended December 31, 2011.  The increase in production expenses is primarily attributable to the Prize Acquisition and the East Texas Oil Field Acquisition in the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Depreciation, Depletion and Amortization Expenses. For the year ended December 31, 2012, our DD&A expenses were $105.8 million, or $17.36 per Boe, as compared to $95.0 million, or $16.40 per Boe, for year ended December 31, 2011.  The increase in DD&A expense is mainly attributable to increased volumes attributable to the Prize Acquisition for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

General and Administrative and Other Expenses. For the year ended December 31, 2012 our general and administrative expenses increased to $42.3 million, or $6.94 per Boe, as compared to $37.3 million, or $6.44 per Boe, for the year ended December 31, 2011.  The increase is mainly attributable to the higher personnel costs associated with increasing our staffing levels to meet our current organizational needs for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Effects of Commodity Derivative Contracts.  For the year ended December 31, 2012, our realized gains on commodity derivative contracts increased to $49.8 million from a realized loss of $72.1 million for the year ended December 31, 2011. Our unrealized gains on commodity derivative contracts decreased to a $3.3 million gain for the year ended December 31, 2012 from a $119.9 million gain for the year ended December 31, 2011.  Unrealized gains and losses result from changes in the future commodity prices as compared to the fixed price of our open commodity derivative contracts. Realized gains and losses result from the settlement of derivative contracts at the market price as compared to the fixed contract price.

The change in realized and unrealized gains (losses) is mainly attributable to a  further deterioration in oil and gas prices as compared to our fixed price derivative contracts during the year ended December 31, 2012 as compared to decreasing oil and gas prices in the year ended December 31, 2011.

Interest Expense, net. Net interest expense decreased to $43.1 million for the year ended December 31, 2012 as compared to $50.5 million for the year ended December 31, 2011.  The change is mainly attributable to a net decrease in realized and unrealized losses on interest rate derivative contracts of $19.2 million related a  to  a smaller decline in interest rates during 2012 versus 2011, partially offset by an increase in interest expense of $9.6 million related to the Senior Notes issued during the year ended December 31, 2012.

Period from December 22, 2010 through December 31, 2010

We recorded a net loss of $12.0 million during the period from December 22, 2010 through December 31, 2010.  This net loss was primarily driven by a net loss on commodity derivative contracts of $12.7 million and interest expense of $1.3 million  partially offset by our operating income of $1.8 million.

Oil and Gas Revenues. Oil and gas revenues of $8.9 million for the period consisted of oil sales of $6.2 million, natural gas sales of $2.4 million and NGL sales of $0.3 million. Oil sales volumes were 73 MBbls and the average sales price was $84.62 per Bbl. Natural gas sales volumes were 510 MMcf and the average sales price was $4.73 per Mcf. NGL sales volumes were 5 MBbls and the average sales price was $67.60 per Bbl. Production for the 10-day period was 16.4 MBoe/d.

Production Expenses. Our production expenses were $3.5 million for the period, consisting of $2.8 million in lease operating expenses or $16.83 per Boe and $0.6 million in production and other taxes or $3.81 per Boe.

Depreciation, Depletion and Amortization Expenses. Our DD&A expenses were $2.6 million, or $15.68 per Boe produced during the period.

General and Administrative and Other Expenses. Our general and administrative and other expenses were $0.9 million, or $5.61 per Boe. This consisted primarily of non-cash allocated general and administrative costs from the Fund of which only $0.1 million was paid in cash in the form of an administrative services fee.  See Part II, Item 8. – Financial Statements and Supplementary Data – Note 2 – Summary of Significant Policies for a discussion of our general and administrative expenses.

Effects of Commodity Derivative Contracts. Due to increases in oil and natural gas prices, we recorded a net loss from our commodity derivatives program during the period of $12.7 million, composed of a realized loss of $0.3 million and an unrealized loss of $12.4 million.

Interest Expense, net. Interest expense, primarily related to outstanding borrowings under our credit facility, was $1.3 million during the period.

Predecessor’s Results of Operations

Period From January 1, 2010 to December 21, 2010

Our Predecessor recorded net income of $31.9 million during the period ended December 21, 2010. This net income was primarily driven by increased commodity prices, gains on commodity derivatives, and the additional production associated with the Denbury Acquisition and the revitalization of the Jay Field.

Oil and Gas Revenues. Oil and gas revenues for the 2010 period were $253.4 million with sales volumes of 2,172 MBbls of oil, 282 MBbls of NGLs and 14,754 MMcf of natural gas. On an equivalent net basis, the period’s sales volumes were 4,913 MBoe, or 13,839 Boe/d.

Production Expenses. Our Predecessor’s lease operating expenses were $76.5 million, or $15.57 per Boe, during the 2010 period. Production and other taxes were $17.7 million, or $3.59 per Boe. Processing and transportation expenses were $11.7 million. The Predecessor also recognized an inventory write-off during the 2010 period of $2.6 million.

Depreciation, Depletion and Amortization Expenses. Our Predecessor’s DD&A expenses were $66.5 million, or $13.53 per Boe.

General and Administrative and Other Expenses. Our Predecessor’s general and administrative and other expenses were $26.9 million, or $5.47 per Boe produced, for the 2010 period. General and administrative expenses in the 2010 period included $3.5 million in amortization of equity awards. Other costs included $1.2 million in acquisition evaluation costs.

Effects of Commodity Derivative Contracts. Due to changes in oil and natural gas prices, our Predecessor recorded a net gain from its commodity derivatives program during the 2010 period of $13.6 million, composed of a realized gain of $5.4 million and an unrealized gain of $8.2 million.

Interest Expense, net.  Interest expense for the 2010 period was  $22.2 million, which included losses on interest rate derivatives of $7.4 million. Interest on our Predecessor’s credit facilities of $11.1 million from additional debt outstanding in the 2010 period related to the Denbury Acquisition.

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

We continue to evaluate counterparty risks related to our commodity derivative contracts and trade credit. We have all of our commodity derivatives with major financial institutions. Should any of these financial counterparties not perform, we may not realize the benefit of some of our derivatives under lower commodity prices, which could have a material adverse effect on our results of operations. We sell our oil, natural gas, and NGLs to a variety of purchasers. Non-performance by a customer could result in losses.

Crude oil and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have hedged the commodity price associated with a portion of our expected oil and natural gas volumes through 2017 by entering into derivative financial instruments including fixed for floating oil and natural gas swaps. With these arrangements, we have attempted to mitigate our exposure to commodity price movements with respect to our forecasted volumes for this period. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our current and anticipated production over the next three-to-five year period. As opposed to entering into commodity derivative contracts at predetermined times or on prescribed terms, we intend to enter into commodity derivative contracts in connection with material increases in our estimated reserves and at times when we believe market conditions or other circumstances suggest that it is prudent to do so. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. A significant reduction in commodity prices could reduce our operating margins and cash flow from operations.

As of December 31, 2012, our liquidity of $268.3 million consisted of $31.8 million of available cash and $236.5 million of availability under our credit facility after giving consideration to $23.5 million of outstanding letters of credit.  As of December 31, 2012, we had $470.0 million of borrowings outstanding under our credit facility. As of March 5, 2013 we had $470.0 million of borrowings outstanding under our credit facility with borrowing availability of $406.5 million ($900 million of borrowing base less $470.0 million of outstanding borrowing and $23.5 million of outstanding letters of credit) under our credit facility.

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

As of December 31, 2012, we had a positive working capital balance of $65.6 million.

Credit Facilities

Credit Facility

On December 22, 2010, the Partnership entered into a credit agreement along with QRE GP, OLLC as borrower, and a syndicate of banks (the “Credit Agreement”).

As of December 31, 2012, we had $470.0 million of borrowings outstanding and $23.5 million of letters of credit issued resulting in $236.5 million of borrowing availability. As of March 5, 2013, we had $470.0 million of borrowings outstanding under our revolving credit facility and $406.5 million of borrowing availability.

As of December 31, 2012, the Credit Agreement provides for a five-year, $1.5 billion revolving credit facility maturing on April 20, 2017, with a borrowing base of approximately $730 million. The borrowing base is subject to redetermination on a semi-annual basis as of May 1 and November 1 of each year and is subject to a number of factors including quantities of proved oil and natural gas reserves, the banks’ pricing assumptions, and other various factors unique to each member bank. The borrowing base may also be reduced by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. Borrowings under the Credit Agreement are collateralized by liens on at least 80% of our oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries. Borrowings bear interest at our option of either (i) the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50%, or the one-month adjusted LIBOR plus 1.0%, all of which would be subject to a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum. A hypothetical increase of 100 basis points in the underlying interest rate would increase our annual interest expense by $2.1 million based on our outstanding borrowings as of December 31, 2012.

Effective January 15, 2013, we entered into the fourth amendment to the Credit Agreement that was effective January 15, 2013.  The amendment, among other things, increased the borrowing base from $730 million to $900 million and increased the letters of credit commitment from $20 million to $30 million.

A future decline in commodity prices could result in a redetermination that lowers our borrowing base in the future and, in such case, we could be required to repay any indebtedness in excess of the borrowing base, or we could be required to pledge other oil and natural gas properties as additional collateral. We do not anticipate having any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the Credit Agreement. Additionally, we anticipate that if, at the time of any distribution, our borrowings equal or exceed the maximum percentage allowed of the then-specified borrowing base, we will not be able to pay distributions to our unitholders in any such quarter without first making the required repayments of indebtedness under the Credit Agreement. Our next semi-annual borrowing base redetermination is scheduled for May 2013.

The Credit Agreement requires us to maintain a total debt to EBITDAX (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all our assets; make certain investments, acquisitions or certain restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and to provide audited financial statements within 90 days and reviewed quarterly financial statements within 45 days after quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of our forecasted production attributable to proved developed producing reserves and (ii) 85% of our forecasted production from total proved reserves for the next two years and 75% of our forecasted production from total proved reserves thereafter, in each case, based upon production estimates in the most recent reserve report. As of December 31, 2012, we were in compliance with all of the facility’s financial covenants.

Bridge Loan Commitment

In conjunction with the Prize Acquisition, we entered into a secured commitment (the “Bridge Loan Commitment”) to provide an additional $200 million of bank loans to fund the acquisition as needed. We did not utilize any borrowings under the commitment and, as of May 10, 2012, the Bridge Loan Commitment was terminated by us. We incurred $1.6 million of commitment fees related to the Bridge Loan Commitment which is recorded in interest expense for the year ended December 31, 2012.

Senior Notes

On July 30, 2012, we and our wholly-owned subsidiary QRE FC, completed a private placement to eligible purchasers of an aggregate principal amount of $300 million of our 9.25% Senior Notes, due 2020. The Senior Notes were issued at 98.62% of par. We received approximately $291.2 million of cash proceeds, net of the discount and underwriting fees, with total net proceeds of approximately $290.2 million, after $1.0 million of offering costs. We used the net proceeds from the sale of the Senior Notes to repay borrowings outstanding under our credit facility. We have the option to redeem the notes, in whole or in part, at any time on or after August 1, 2016, at the specified redemption prices together with any accrued and unpaid interest to the date of redemption, except as otherwise described below. Prior to August 1, 2016, we may redeem all or any part of the notes at the “make-whole” redemption price. In addition, prior to August 1, 2015, we may at our option, redeem up to 35% of the aggregate principal amount of the notes at the redemption price with the net proceeds of a public or private equity offering. We may be required to offer to repurchase the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Our and QRE FC’s obligations under the Senior Notes are guaranteed by OLLC. In the future, the guarantees of OLLC and any future guarantors may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation of such guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of our, or any other guarantor’s debt; or (vii) upon merging into, or transferring all of its properties to us or another guarantor and ceasing to exist. Refer to Part II, Item 8.  Financial Statements and Supplementary Data – Note 18 – Subsidiary Guarantors for further details of our guarantors.

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

Equity Offerings

On December 12, 2012, we issued 12,000,000 common units representing limited partnership interests in us to the public pursuant to a registration statement filed with the SEC.  In conjunction with the December 2012 Equity Offering, the Partnership granted the underwriters an option for 30 days to purchase up to an additional 1,800,000 common units from the Partnership, which they exercised in full. The common units, including the units issued pursuant to the underwriters’ full exercise of their option, were issued by us at $16.24 per unit. Proceeds from the December 2012 Equity Offering, net of transaction costs of $0.2 million and underwriter’s discount of $9.0 million, were approximately $214.9 million and were used to repay an equivalent amount of borrowings under our revolving credit facility.

In connection with the December 2012 Equity Offering, QRE GP purchased 9,289 general partner units in order to maintain its 0.1% ownership percentage in us. The units were purchased at a price of $16.91 per unit for $0.2 million.

On April 17, 2012, we issued 6,202,263 common units representing limited partnership interests in us, and the Fund sold 11,297,737 of its common units it held in us to the public pursuant to a registration statement filed with the SEC (the “April 2012 Equity Offering”).  In conjunction with the April 2012 Equity Offering, the Partnership granted the underwriters an option for 30 days to purchase up to an additional 2,625,000 common units from the Partnership, which they exercised in full. The common units, including the units issued pursuant to the underwriters’ full exercise of their option, were issued by us or sold by the Fund at $19.18 per unit. Proceeds from the April 2012 Equity Offering, net of transaction costs of $0.5 million and underwriters’ discount of $6.8 million, were approximately $162 million.

On April 25, 2012, QRE GP purchased 6,018 general partner units in order to maintain its 0.1% ownership percentage in us. The units were purchased at a price of $19.18 per unit for $0.1 million.

On October 3, 2011, in exchange for the October 2011 Transferred Properties, we issued 16,666,667 Class C Convertible Preferred Units (“Preferred Units”) to the Fund.  The fair value of the Preferred Units on October 1, 2011 was $21.27 per unit or $354.5 million with net assets of $252.0 million contributed to the Partnership by the Fund. The value of the Preferred Units in excess of the net assets contributed by the Fund was deemed a $102.5 million distribution from the Partnership as the October 2011 Transferred Properties were accounted for as a transaction between entities under common control and allocated pro rata to the general partner and existing limited partners.

For a description of equity securities that will be and may continue to be issued to or general partner in the future pursuant to the potential conversion of up to 80% of the general partner’s management incentive fee, please see Part II, Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities – General Partner’s Right to Convert Management Incentive Fee into Class B Units.

In January 2011, in connection with our initial public offering, the underwriters exercised their over-allotment option in full for 2,250,000 common units issued by the Partnership. Net proceeds from the sale of these common units, after deducting offering costs, were approximately $42 million.

On December 22, 2010, we completed our IPO of 15,000,000 common units representing limited partner interests in us. In connection with the IPO, we issued 11,297,737 common units and 7,145,866 subordinated units in exchange for oil and natural gas assets.

Commodity Derivative Contracts

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil and natural gas prices. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on the prices of oil and natural gas and our ability to maintain and increase production through acquisitions and exploitation and development projects.  Refer to Part II, Item 8.  Financial Statements and Supplementary Data – Note 6 – Derivative Activities for further details of our derivative activities.

The following table summarizes our oil and natural gas swaps as of December 31, 2012 for the periods indicated through December 31, 2017.

Commodity	Index	2013	2014	2015	2016	2017
Oil positions:
Swaps
Hedged Volume (Bbls/d)	WTI	7,170	6,661	6,721	5,698	4,997
Average price ($/Bbls)		$98.74	$96.35	$94.52	$90.81	$86.88
Hedged Volume (Bbls/d)	LLS	1,400	1,900	-	-	-
Average price ($/Bbls)		$99.51	$98.77	-	-	-
Collars
Hedged Volume (Bbls/d)	WTI	-	425	1,025	1,500	-
Average floor price ($/Bbls)		-	$90.00	$90.00	$80.00	-
Average ceiling price ($/Bbls)		-	$106.50	$110.00	$102.00	-

Natural gas positions:
Swaps
Hedged Volume (MMBtu/d)	Henry Hub	30,441	26,622	7,191	11,350	10,445
Average price ($/MMBtu)		$6.01	$6.18	$5.34	$4.27	$4.47
Basis Swaps
Hedged Volume (MMBtu/d)	Henry Hub	18,466	17,066	14,400	-	-
Average price ($/MMBtu)		$(0.17)	$(0.19)	$(0.19)	-	-
Collars
Hedged Volume (MMBtu/d)	Henry Hub	2,466	4,966	18,000	630	595
Average floor price ($/MMBtu)		$6.50	$5.74	$5.00	$4.00	$4.00
Average ceiling price ($/MMBtu)		$8.65	$7.51	$7.48	$5.55	$6.15
Puts
Hedged Volume (MMBtu/d)	Henry Hub	-	-	420	11,350	10,445
Average price ($/MMBtu)		-	-	$4.00	$4.00	$4.00

For more information on the oil and natural gas derivative positions and resulting adjusted prices in place as of December 31, 2012, see Part II, Item 7A. - Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Derivatives

In an effort to mitigate exposure to changes in market interest rates, we have entered into interest rate swaps that effectively fix the LIBOR component on our outstanding variable rate debt. The changes in the fair value of these instruments are recorded in current earnings.

Counterparty Exposure

As of December 31, 2012, our open commodity derivative contracts were in a net asset position. All of our commodity derivative contracts are with major financial institutions. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and we could incur a loss. Although we have the ability to elect to enter into netting agreements with certain of our counterparties, we have properly presented all asset and liability positions without netting.  As of December 31, 2012, all of our counterparties have performed pursuant to their commodity derivative contracts.

The following table presents our commodity derivative asset and liability positions with our counterparties both before and after credit risk adjustments as of December 31, 2012:

	Credit Risk
	Gross	Adjustment	Adjusted
Assets	$123,456	$(1,313)	$122,143
Liabilities	(14,528)	1,044	(13,484)
Net	108,928	(269)	108,659

Cash Flows

Cash flows provided (used) by type of activity were as follows for the periods indicated:

	Partnership			Predecessor
			December 22	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	December 21,
	2012	2011	2010	2010
Net cash provided by (used in):
Operating activities	$227,150	$112,557	$2,808	$95,945
Investing activities	(592,279)	(72,143)	(78,670)	(956,877)
Financing activities	379,532	(25,176)	78,057	903,448

Operating Activities

Partnership

Our cash flows from operating activities provided $227.2 million for the year ended December 31, 2012, an increase of $114.6 million from the year ended December 31, 2011. The increase was primarily due to higher realized gains on our commodity contracts as compared to realized losses in 2011 due to the modification of certain oil derivative contracts during 2011.  Also contributing to the increase in operating cash flow during 2012 was the management of our working capital. Our cash flows from operating activities provided $112.6 million for the year ended December 31, 2011 and $2.8 million for the period from December 22, 2010 to December 31, 2010. The increase in cash provided by operating activities for 2011 compared to 2010 was primarily due to an increase in net income caused by increased production levels from acquisitions of oil and natural gas properties in 2011 as well as improved prices period over period.

Predecessor

The Predecessor’s cash flows from operating activities provided $95.9 million for the period of January 1, 2010 to December 21, 2010.

Investing Activities

Partnership

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. As a result, cash flows from investing activities usually result in a net usage of cash for the periods presented.

Our cash flows used in investing activities were $592.3 million for the year ended December 31, 2012, an increase of $520.1 million from the year ended December 31, 2011. The increase was primarily due to $468.0 million in oil and gas acquisitions in 2012 and increased capital expenditures attributable to our drilling activities during 2012.  Our cash used in investing activities was $72.1 million for the year ended December 31, 2011 and $78.7 million for the period from December 22, 2010 to December 31, 2010. The increase in net cash outflow from 2010 to 2011 was primarily due to an increase in capital workover projects to develop existing producing assets as well as capital projects on assets acquired in 2011.

Predecessor

The Predecessor’s principal recurring investing activity is the acquisition and development of oil and natural gas properties. As a result, cash flows from investing activities usually result in a net usage of cash for the periods presented.

The Predecessor’s cash used in investing activities was $956.9 million for the period of January 1, 2010 to December 21, 2010 and was comprised primarily of the Denbury Acquisition in 2010.

Financing Activities

Partnership

Our cash flows from financing activities provided $379.5 million for the year ended December 31, 2012, an increase of $404.7 million from the year ended December 31, 2011. The increase was primarily due to the issuance of the Senior Notes in July 2012 and the equity offerings in April and December 2012.  These increases were partially offset by net repayments of debt and an increase in distributions to unit holders.  Our cash used in financing activities was $25.2 million for the year ended December 31, 2011 and cash provided by financing was $78.1 million for the period from December 22, 2010 to December 31, 2010. The net decrease in cash provided by financing activities in 2011 was primarily due to increased distributions to unitholders and contributions made by the Predecessor.

Predecessor

The Predecessor’s cash provided from financing activities was $903.4 million for the period of January 1, 2010 to December 21, 2010, comprised of contributions from the partners and net borrowings under the credit facility.

Capital Requirements and Distributions

Capital Requirements

We currently expect 2013 spending for the development of our oil and natural gas properties to be approximately $90.1 million.

Maintenance capital expenditures are capital expenditures that we expect to make on an ongoing basis to maintain our production and asset base. The primary purpose of maintenance capital is to maintain our production and asset base at a steady level over the long term to maintain our distributions per unit. For 2013, we have estimated our maintenance capital expenditures to be approximately $68.0 million.

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

The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside of our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews. Based on our current oil and natural gas price expectations, we anticipate that our cash flow from operations and available borrowing capacity under our credit facility will exceed our planned capital expenditures and other cash requirements for 2013. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production. There can be no assurance that our operations and other capital resources will provide cash in amounts that are sufficient to maintain our planned levels of capital expenditures.

Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations above maintenance capital expenditures. As a result, we expect that we will rely upon external financing sources, including debt and common unit issuances, to finance any significant acquisition of oil and natural gas properties in 2013.

Distributions

On March 29, 2012, we announced the board of directors of our general partner approved an increase in the quarterly cash distribution to $0.4875 per unit from $0.475. This increase took effect with the cash distribution for the second quarter of 2012 paid in August 2012.

We intend to make cash distributions to our unitholders and our general partner at least at the fourth quarter 2012 distribution rate of $0.4875 per unit per quarter ($1.95 per common unit on an annualized basis). Based on the number of common units and general partner units outstanding as of March 5, 2013, distributions to all of our unitholders at such rate for 2013 would total approximately $127.3 million.

On October 3, 2011, we issued 16,666,667 Preferred Units to the Fund as payment for the October 2011 Transferred Properties. These units receive annualized distributions of $0.84 per Preferred Unit beginning with the cash distribution for the fourth quarter of 2011 paid in February 2012. The annual distribution payable to preferred unitholders will approximate $14.0 million.

On February 22, 2013, our general partner elected to convert the full 80% of the fourth quarter 2012 management incentive fee to which it was entitled and, on March 4, 2013, received 6,133,558 Class B units, which are immediately convertible into common units at the election of our general partner.  The general partner is eligible to receive a distribution on the Class B units related to the fourth quarter 2012 and will be eligible for future distributions.  For a description of the Class B units that will be and may continue to be issued to our general partner in the future pursuant to the potential conversion of up to 80% of the general partner’s management incentive fee, please see Part II, Item 5.  Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities – General Partner’s Right to Convert Management Incentive Fee into Class B Units.

Contractual Obligations

In the table below, we set forth our contractual cash obligations as of December 31, 2012. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
					After 5
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Years
Total principal debt (1)	$770,000	$-	$-	$470,000	$300,000
Estimated interest payments (2)	285,776	44,469	135,081	62,288	43,938
Asset retirement obligations (3)	126,991	1,426	8,720	5,365	111,480
Total	$1,182,767	$45,895	$143,801	$537,653	$455,418

(1)	Total balance of our senior secured credit facility will mature in April 2017 and our Senior Notes will mature in 2020.

(2)

Amounts represent the expected cash payments for interest based on the debt outstanding under our credit facility, unused portion of our credit facility, letters of credit issued under our credit facility and the Senior Notes as of December 31, 2012. Rates used to calculate these estimated payments ranged from 2.24% to 3.50% on the unhedged portion of debt outstanding under the credit facility, 3.75% weighted average interest rate on the hedged portion of debt outstanding under the credit facility, a 0.5% commitment fee on the $236.5 million unused portion of the credit facility, 2.0% on the letter of credit outstanding and 9.25% on the Senior Notes.

(3)	Present value of obligations at December 31, 2012.

Off–Balance Sheet Arrangements

As of December 31, 2012, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Part II, Item 8. – Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies.

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

We use swaps as a mechanism for managing commodity price risk whereby we pay the counterparty floating prices and receive fixed prices from the counterparty. By entering into swap agreements, we will mitigate the effect on our cash flows of changes in the prices we receive for our oil and natural gas production. These transactions are settled based upon the NYMEX-WTI or Argus LLS price of oil and NYMEX-Henry Hub price of natural gas.

The following table summarizes our oil and natural gas derivatives as of December 31, 2012 for the periods indicated through December 31, 2017.

Commodity	Index	2013	2014	2015	2016	2017
Oil positions:
Swaps
Hedged Volume (Bbls/d)	WTI	7,170	6,661	6,721	5,698	4,997
Average price ($/Bbls)		$98.74	$96.35	$94.52	$90.81	$86.88
Hedged Volume (Bbls/d)	LLS	1,400	1,900	-	-	-
Average price ($/Bbls)		$99.51	$98.77	-	-	-
Collars
Hedged Volume (Bbls/d)	WTI	-	425	1,025	1,500	-
Average floor price ($/Bbls)		-	$90.00	$90.00	$80.00	-
Average ceiling price ($/Bbls)		-	$106.50	$110.00	$102.00	-

Natural gas positions:
Swaps
Hedged Volume (MMBtu/d)	Henry Hub	30,441	26,622	7,191	11,350	10,445
Average price ($/MMBtu)		$6.01	$6.18	$5.34	$4.27	$4.47
Basis Swaps
Hedged Volume (MMBtu/d)	Henry Hub	18,466	17,066	14,400	-	-
Average price ($/MMBtu)		$(0.17)	$(0.19)	$(0.19)	-	-
Collars
Hedged Volume (MMBtu/d)	Henry Hub	2,466	4,966	18,000	630	595
Average floor price ($/MMBtu)		$6.50	$5.74	$5.00	$4.00	$4.00
Average ceiling price ($/MMBtu)		$8.65	$7.51	$7.48	$5.55	$6.15
Puts
Hedged Volume (MMBtu/d)	Henry Hub	-	-	420	11,350	10,445
Average price ($/MMBtu)		-	-	$4.00	$4.00	$4.00

A hypothetical 1% increase or decrease in the market prices related to our commodity derivative contracts would decrease or increase the fair values of our assets as of December 31, 2012 by $16.7 million or $10.7 million respectively. The sensitivity was calculated without regards to any applicable credit risk adjustments.

Interest Rate Risk

As of December 31, 2012, we had debt outstanding under our revolving credit facility of $470 million. Our hedging policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. We are exposed to market risk on our open contracts, to the extent of changes in LIBOR. However, the market risk exposure on these contracts is generally offset by the increase or decrease in our interest expense. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the contracts. For additional information please refer to Part II, Item 8. Financial Statements and Supplementary Data – Note 6 – Derivative Activities.

Counterparty and Customer Credit Risk

Joint interest receivables arise from entities which own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. See Part I, Item 1. - Business for further detail about our significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our oil and natural gas derivative contracts expose us to credit risk in the event of nonperformance by counterparties. As of December 31, 2012, our open commodity derivative contracts were in a net asset position with a fair value of $108.7 million.  Should one of the counterparties to our commodity derivative contracts not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and we could incur a losses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our Chief Executive Officer, our principal executive officer and Chief Financial Officer,  our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As a result of the evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a -15(f) and 15d -15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework”.  As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2012 based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As is the case with many publicly traded partnerships, we do not directly employ officers, directors or employees.  Our operations and activities are managed by Quantum Resources Management, an affiliate of our general partner. References herein to our officers, directors and employees are references to the officers, directors and employees of Quantum Resources Management.

Our general partner is not elected by our unitholders and will not be subject to re–election on a regular basis in the future.  Unitholders will not be entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation.  Our general partner is owned by entities controlled by affiliates of Quantum Energy Partners and the Fund.

Our general partner owes a fiduciary duty to our unitholders. However, our partnership agreement contains provisions that reduce the fiduciary duties our general partner owes to our unitholders. Our general partner will be liable for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly nonrecourse to it. Whenever possible, our general partner therefore may cause us to incur indebtedness or other obligations that are nonrecourse to it.

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

The management of enterprise-level risk may be defined as the process of identification, management and monitoring of events that present opportunities and risks with respect to the creation of value for our unitholders. The board of directors of our general partner has delegated to management the primary responsibility for enterprise-level risk management, while retaining responsibility for oversight of our executive officers in that regard. Our executive officers offer an enterprise-level risk assessment to the board of directors at least once every year.

Directors and Executive Officers

The following table sets forth certain information regarding the current directors and executive officers of our general partner. There are no family relationships among any of the current directors and executive officers of our general partner. The directors and officers of our general partner serve at the discretion of the board of directors.

Name	Age	Position with our General Partner
Alan L. Smith	50	Chief Executive Officer and Director
John H. Campbell, Jr.	55	President, Chief Operating Officer and Director
Cedric W. Burgher	52	Chief Financial Officer
Mark P. Castiglione	41	Sr. Vice President, Business Development
Patrick Wagner	48	Sr. Vice President, Western Business Unit
Paul W. Geiger, III	41	Sr. Vice President, Eastern Business Unit
Gregory S. Roden	54	Vice President, Secretary and General Counsel
Toby R. Neugebauer	42	Director
Donald E. Powell (1)	71	Director
Stephen A. Thorington (2)	57	Director
S. Wil VanLoh, Jr.	42	Director
Richard K. Hebert (3)	61	Director
Donald D. Wolf	69	Chairman of the Board

(1)	Chairman of the conflicts committee and member of the audit committee and the compensation committee.

(2)	Chairman of the audit committee and member of the conflicts committee and the compensation committee.

(3)	Chairman of the compensation committee and member of the audit committee and the conflicts committee.

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

Alan L. Smith is the Chief Executive Officer and a member of the board of directors of our general partner. Mr. Smith also serves as a Venture Partner with Quantum Energy Partners. Prior to becoming the Chief Executive Officer of Quantum Resources Management in 2009, Mr. Smith served as a Managing Director with Quantum Energy Partners and as Chairman of Chalker Energy Partners II, LLC, both beginning in 2006. From 2003 until 2006, Mr. Smith served as the President and CEO of Chalker Energy Partners I, LLC, a private oil and natural gas exploration and production company he co-founded, which was funded by Quantum Energy Partners. From 2001 until 2003, Mr. Smith served as the Vice President of Business Development at Ocean Energy, Inc. and from 1999 to 2001 he was the Asset Manager for an onshore business unit at Ocean Energy. Prior to 1999, Mr. Smith served in positions of increasing responsibility at XPLOR Energy, Inc., Ryder Scott Company, Burlington Resources and Vastar Resources/ARCO Oil and Gas Company. From June 2006 to June 2007, Mr. Smith served on the board of directors of Linn Energy, LLC. Mr. Smith currently serves on the board of QA Global GP, LLC, the entity controlling the Fund. He also has been a board member of certain entities of Chalker Energy Partners since 2003, and a board member of Vantage Energy, LLC since 2006.  He serves as a board member for the Southeastern Region Independent Petroleum Association of America (“IPAA”), an advisory board member of the A&D Watch, a Hart’s publication, and also serves in an advisory capacity to the Texas Tech Department of Petroleum Engineering. We believe that Mr. Smith’s extensive experience in the energy industry and his relationships with Quantum Resources Management and Quantum Energy Partners, particularly his service as the Chief Executive Officer of Quantum Resources Management, bring important experience and skill to the board of directors.

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

Cedric W. Burgher is the Chief Financial Officer of our general partner.  Mr. Burgher formerly served as a Managing Director of Quantum Energy Partners from May 2008 to October 2010. Since 2009, Mr. Burgher has served as a director of certain entities of Chalker Energy Partners II and III, LLC. Prior to joining Quantum Energy Partners, Mr. Burgher served as Senior Vice President and Chief Financial Officer of KBR, Inc., a global engineering, construction and services company, from 2005 until 2008. Prior to KBR, Mr. Burgher served as the Chief Financial Officer of Burger King Corporation, an international restaurant company, from 2004 to 2005.  Mr. Burgher worked for Halliburton Company, an oilfield services company, from 2001 to 2004, most recently as the Vice President and Treasurer and, prior to that, as the Vice President of Investor Relations. He also previously held financial management positions with Enron, EOG Resources and Baker Hughes following several years in the banking industry.  Mr. Burgher is a Chartered Financial Analyst (CFA).

Mark Castiglione is Senior Vice President, Business Development for QR Energy.  Mr. Castiglione also serves as Senior Vice President, Business Development for Quantum Resources Management.  He is responsible for leading the company's business development, acquisition and divestiture efforts.  Prior to joining Quantum in early 2010, Mark was the Vice President of Acquisitions & Divestitures for El Paso Corporation from November 2009 to October 2010.  He served as Vice President – Business Development for El Paso Corporation from June 2008 to October 2009.  Mark's background includes oil and gas experience in business development, corporate finance, asset management and engineering.  His positions prior to El Paso include Manager of Worldwide Acquisitions & Divestitures for Burlington Resources and Group Lead of the Deep Bossier Development for EnCana Oil & Gas (USA) Inc. from October 2006 to March 2007.  Mark has also worked in the investment banking group of Simmons & Company International. He began his career as reservoir engineer for Burlington Resources in the San Juan Basin.  Mark serves on the advisory board of the department of Petroleum Engineering at Texas Tech University.

Paul W. Geiger, III serves as Senior Vice President, Eastern Business Unit for QR Energy.  Mr. Geiger also serves as Senior Vice President, Eastern Business Unit for Quantum Resources Management.  He has responsibility for production engineering, asset operations and exploitation in the Ark-La-Tex and Gulf Coast areas. Paul's background in domestic onshore operations management and engineering, enhanced oil recovery, and technical and business optimization of assets allow him to lead his team to excellence and best-in-class performance.  Prior to joining Quantum in 2009, Paul was employed by Anadarko Petroleum where he served as U.S. Business Development Manager from 2006 to 2008, Manager EHS, Regulatory U.S. Onshore from 2005 to 2006 and as Production Manager from 1998 to 2002.   Paul has also served in Production operations management, HSE, business, and technical positions of increasing responsibility with Southwestern Energy, Howell Petroleum and Burlington Resources (Meridian Oil).

Patrick J. Wagner is Senior Vice President, Western Business Unit for QR Energy.  Mr. Wagner also serves as Senior Vice President, Western Business Unit for Quantum Resources Management.  He is responsible for managing the companies’ efforts to maximize asset value in the Permian Basin and Mid-Continent areas. Prior to joining Quantum in early 2012, Pat served as a Managing Director at Scotia Waterous from November 2010 to January 2012, the oil and gas arm of Scotiabank, where he managed the firm’s U.S. technical team and provided technical leadership for mergers, acquisitions and divestitures.  Before joining Scotia in 2010, Pat was Vice President of Gulf of Mexico for Devon Energy from June 2009 to August 2010.  Pat served as Vice President, Gulf Shelf for Devon Energy from January 2007 to May 2009 and as Manager, International Exploitation from May 2003 to December 2006.  Pat played a lead role in Devon’s $4 billion divestiture of their assets in 2010.  Prior to joining Devon, Pat served as a Reservoir Engineer Specialist for Ocean Energy from May 2000 to June 2001, as Manager, Acquisitions and Divestitures from June 2001 to February 2002, and as Manager, International Exploitation from February 2002 to April 2004.  Prior to joining Ocean, Pat was a Senior Vice President and led the Houston office of a petroleum consulting firm. He began his career as a Project Engineer with Exxon Company, U.S.A.

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

Donald E. Powell serves on the board of directors of our general partner. Mr. Powell is chairman of the conflicts committee and a member of the audit committee and compensation committee. He has been a member of the board of directors of Bank of America Corporation since 2009 and a member of the board of directors of Stone Energy Corporation since 2008. Mr. Powell served as the Federal Coordinator of Gulf Coast Rebuilding from 2005 until 2008. Prior to 2005, Mr. Powell was the 18th Chairman of the Federal Deposit Insurance Corporation, where he served from 2001 until 2005. Mr. Powell previously served as President and Chief Executive Officer of the First National Bank of Amarillo, where he started his banking career in 1971. Mr. Powell was selected to serve as a director because of his vast financial experience, which brings a unique and valuable experience to the audit committee, conflicts committee, compensation committee and board of directors.

Stephen A. Thorington serves on the board of directors of our general partner. Mr. Thorington is chairman of the audit committee and a member of the conflicts and compensation committees.  Mr. Thorington served as Executive Vice President and Chief Financial Officer of Plains Exploration & Production Company from 2002 until he retired from that position in 2006. Mr. Thorington also served as Executive Vice President and Chief Financial Officer of Plains Resources, Inc. from 2002 until 2004. From 1999 to 2002 he was Senior Vice President-Finance & Corporate Development of Ocean Energy, Inc. and from 1996 until 1999 he was Vice President-Finance of Seagull Energy Company. Prior to 1996, Mr. Thorington was a Managing Director of Chase Securities and the Chase Manhattan Bank. Mr. Thorington has been a director of KMG Chemicals, Inc. since 2007 and a director of EQT Corporation since 2010. Mr. Thorington’s industry, financial and executive experiences enable him to make valuable contributions to our audit committee, conflicts committee, compensation committee and board of directors.

S. Wil VanLoh, Jr. is a member of the board of directors of our general partner. Mr. VanLoh is the President and Chief Executive Officer of Quantum Energy Partners, which he co-founded in 1998. Quantum Energy Partners manages a family of energy-focused private equity funds, with more than $5.7 billion of capital under management. Mr. VanLoh is responsible for the leadership and overall management of the firm. Additionally, he leads the firm’s investment strategy and capital allocation process, working closely with the investment team to ensure its appropriate implementation and execution. He oversees all investment activities, including origination, due diligence, transaction structuring and execution, portfolio company monitoring and support and transaction exits. Prior to co-founding Quantum Energy Partners, Mr. VanLoh co-founded Windrock Capital, Ltd., an energy investment banking firm specializing in providing merger, acquisition and divestiture advice to and raising private equity for energy companies. Prior to co-founding Windrock in 1994, Mr. VanLoh worked in the energy investment banking groups of Kidder, Peabody & Co. and NationsBank. Mr. VanLoh currently serves on the boards of a number of portfolio companies of Quantum Energy Partners, all of which are private energy companies. Mr. VanLoh also serves on the board of QA Global GP, LLC, which is the entity controlling the Fund. Mr. VanLoh served on the board of directors of the general partner of Legacy Reserves LP from its founding to August 1, 2007 and was also involved in the founding of Linn Energy, LLC. Mr. VanLoh has served as a board member and Treasurer of the Houston Producer’s Forum and on the Finance Committee of the IPAA. We believe that Mr. VanLoh’s extensive experience, both from investing in the energy industry over the past thirteen years and serving as director for numerous private energy companies, brings important and valuable skills to the board of directors.

Richard K. Hebert serves on the board of directors of our general partner. Mr. Hebert is chairman of the compensation committee and a member of our audit committee and conflicts committee.  Mr. Hebert is a Managing Member of Consolidated Oil & Gas, LLC and Consolidated Property Interests, LLC, both of which he co-founded in 2008-2009.  He also serves on the board of Forge Energy. Mr. Hebert has more than 35 years of experience in the upstream oil and gas industry. Mr. Hebert served as the Chairman and Chief Executive Officer of Devonshire Energy, as President, Chief Executive Officer, and Chief Operating Officer of Howell Corporation, and as the Chief Executive Officer of Voyager Energy Corp, which he co-founded, prior to Voyager being acquired by Howell.  Mr. Hebert also served in executive and managerial roles at Burlington Resources and managerial and technical roles at Mobil Oil, Inc. and Superior Oil, Inc.  He began his career in 1974 as a production and reservoir engineer with

Amoco Production Company.  Mr. Hebert’s industry and executive experiences enable him to make valuable contributions to our compensation committee, audit committee, conflicts committee, and board of directors.

Donald D. Wolf serves as the Chairman of the board of directors of our general partner. Previously, Mr. Wolf served as the Chief Executive Officer of Quantum Resources Management from 2006 until 2009 and he continues to serve as the Chief Executive Officer of the general partner of the Fund. Prior to serving as the Chief Executive Officer of Quantum Resources Management, Mr. Wolf served as President and Chief Executive Officer of Aspect Energy, LLC, from 2004 until 2006. Prior to joining Aspect, Mr. Wolf served as Chairman and Chief Executive Officer of Westport Resources Corporation from 1996 to 2004. Mr. Wolf has also served as President and Chief Operating Officer of United Meridian Corporation from 1994 to 1996; President and Chief Executive Officer of General Atlantic Resources, Inc. from 1981 to 1993; and Co-Founder and President of Terra Marine Energy Company from 1977 to 1981. He began his career in 1965 with Sun Oil Company in Calgary, Alberta, Canada, working in operations and land management. Following Sun Oil Company, he assumed land management positions with Bow Valley Exploration, Tesoro Petroleum Corp. and Southland Royalty Company from 1971 through 1977. Mr. Wolf currently serves as a director of the general partner of MarkWest Energy Partners, L.P., Enduring Resources, LLC, Laredo Petroleum, LLC, Ute Energy, LLC and Aspect Energy, LLC. Mr. Wolf also serves on the board of QA Global GP, LLC, the entity controlling the Fund. Mr. Wolf is a former director of the Independent Petroleum Association of Mountain States.  We believe that Mr. Wolf’s extensive experience in the energy industry, most notably in serving as Chief Executive Officer of Westport Resources Corporation for eight years, bring substantial experience and leadership skill to the board of directors.

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

Committees of the Board of Directors and Independence Determination

Our general partner’s board of directors has established an audit committee, a conflicts committee and a compensation committee.  The charters of each committee are posted under the “Investor Relations” section of our website at www.qrenergylp.com.

Because we are a limited partnership, the listing standards of the NYSE do not require that we or our general partner have a majority of independent directors or a compensation committee, or nominating and corporate governance committee of the board of directors. We are, however, required to have an audit committee, all of whose members are required to be “independent” under NYSE standards.

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

Audit Committee

The audit committee consists of Messrs. Thorington (Chairman), Hebert, and Powell,  all of whom meet the independence and experience standards established by the NYSE and the Exchange Act for audit committee members.  Our general partner’s board of directors has determined that each of Messrs. Thorington and Powell is an “audit committee financial expert” as defined under SEC rules.

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls.  The audit committee also reviews our oil and natural gas reserve estimation processes.

The audit committee has the sole authority and responsibility to retain and terminate our independent registered public accounting firm, resolve disputes with such firm, approve all auditing services and related fees and the terms thereof and pre–approve any non–audit services to be rendered by our independent registered public accounting firm.  The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.  Our independent registered public accounting firm is given unrestricted access to the audit committee and meets with the audit committee on a regularly scheduled basis. The audit committee may also engage the services of advisors and accountants as it deems advisable.

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

Compensation Committee

The NYSE rules do not require a publicly traded limited partnership’s board of directors to have a standing compensation committee.  However, our general partner’s board of directors has elected to establish a compensation committee. The compensation committee consists of Messrs. Hebert (Chairman), Powell and Thorington, all of whom meet the independence standards established by the NYSE for compensation committee members.  The compensation committee also periodically reviews specific matters and makes recommendations to the board of directors related to the compensation for executive officers, compensation for directors and the Partnership’s issuance and award of units under its long-term incentive program.  The compensation committee may also engage the services of advisors as it deems advisable to carry out its duties.

Meetings and Other Information

During 2012, the board of directors held seventeen regularly scheduled and special meetings, the audit committee held ten meetings, and the conflicts committee held eight meetings.  None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of our general partner, we believe that during the year ended December 31, 2012 the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a), except that Michael D. Magilton Jr. filed a Form 5 on March 5, 2013 reporting two purchase transactions of common units during 2012 which were not previously reported. These purchases were made in connection with a distribution reinvestment plan for common units.

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

Reimbursement of Expenses of Our General Partner

Our general partner does not receive any compensation for its management of our partnership. Our partnership agreement requires us to reimburse our general partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. Under the terms of the services agreement between our general partner and Quantum Resources Management (the “Services Agreement”), we pay Quantum Resources Management a fee for general and administrative services undertaken for our benefit and for our allocable portion of the premiums on insurance policies covering our assets.  In addition, we reimburse Quantum Resources Management for the costs of employee, officer and director compensation and benefits properly allocable to us, as well as for other expenses necessary or appropriate to the conduct of our business and properly allocable to us.

Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Under the Services Agreement, through December 31, 2012, Quantum Resources Management was entitled to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA generated by us during the preceding quarter, calculated prior to the payment of the fee. After December 31, 2012, in lieu of the quarterly administrative services fee, our general partner will reimburse Quantum Resources Management, on a quarterly basis, for the allocable expenses it incurs in its performance under the Services Agreement and we will reimburse our general partner for such payments to Quantum Resources Management. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated by Quantum Resources Management to its affiliates. Quantum Resources Management will have substantial discretion to determine in good faith which expenses to incur on our behalf and what portion to allocate to us. Until otherwise determined by our general partner, compensation paid to persons who perform services for us, other than officers solely devoted to the Partnership who will have their compensation allocated directly to the Partnership, will be allocated based on the percentage of their total time spent on services performed on behalf of the Partnership.  Other general and administrative expenses spent directly on behalf the Partnership will be allocated completely to the Partnership and general and administrative expenses spent indirectly on behalf of the Partnership will be allocated to the Partnership using a ratio determined using equal components of the percent of the Partnership’s production, well count and capital budget as each of these components compare to the production, well count and capital budgets of the Fund and any future fund that QRM may provide services for.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our operations and activities are managed by our general partner.  However, neither we nor our general partner directly employ any of the persons responsible for managing our business.  Rather, our general partner’s executive officers are employed by Quantum Resources Management (our affiliate), subject to reimbursement by our general partner to the extent provided under the Services Agreement.  Our general partner’s reimbursement for the compensation of its executive officers is governed by, and subject to the limitations of, the Services Agreement.  Because over the course of 2012 we shared all of our named executive officers (as defined below) with the Fund, other than Cedric Burgher, who devoted all of his time to us, the Services Agreement sets forth rules about what portion of those executives’ pay and benefits is to be reimbursed by our general partner, and in turn by us.  The amount of money that our general partner reimburses Quantum Resources Management for these expenses is calculated based on the “Production Percentage”, which is calculated by dividing (i) the average daily production in MBoe/d for the Partnership by (ii) the total average combined daily production in MBoe/d for the Partnership and the Fund.  The Production Percentage for 2012 was 85.48%.  Note, however, that the amount of money paid to Quantum Resources Management by our general partner, and then in turn by us, in reimbursement for compensation expenses in 2012 is capped at the amount of the total administrative services fee under the Services Agreement for the year ended December 31, 2012.  The figures reported in the Summary Compensation Table below reflect the portion of the compensation expense accrued by us for the named executive officers’ services, calculated using the Production Percentage but prior to application of the cap on our reimbursement obligation.  As such, the amounts reported in the Summary Compensation Table may reflect larger figures than the cost actually incurred by us for the named executive officers’ services.  Please read Part III, Item 13. Certain Relationships and Related Party Transactions  – Ownership in Our General Partner by the Management of the Fund – Services Agreement for more information on the Services Agreement.

We commenced our business operations at the time of our initial public offering on December 22, 2010.   Other than for Messrs. Smith and Burgher, for whom our general partners’ board of directors made compensation decisions, our general partner’s board of directors does not have responsibility and authority for compensation-related decisions for our named executive officers in respect of their service to us while Quantum Resources Management has responsibility and authority for compensation-related decisions for our named executive officers in respect of their service to the Fund and other entities. Because it is a private company, Quantum Resources Management has not historically had any formal compensation policies or practices.  Rather, all compensation decisions, including those for our named executive officers, have been made at the discretion of the individuals who control Quantum Resources Management, including Donald D. Wolf, Toby R. Neugebauer and S. Wil VanLoh, Jr., all of whom are directors of our general partner.

Objectives of our Compensation Program

As we further develop our business, our goal is to design our executive compensation program to attract and retain individuals with the background and skills necessary to successfully execute our business model in a demanding environment, to motivate those individuals to reach near-term and long-term goals in a way that aligns their interest with that of our unitholders and to reward success in reaching such goals.  We expect that we will use three primary elements of compensation to fulfill that design – base salary, cash bonuses and long-term equity incentive awards under the Long Term Incentive Plan (the “LTIP”).  Cash bonuses and equity incentives (as opposed to base salary) represent the performance driven elements.  They are also flexible in application and can be tailored to meet our objectives.  The determination of each of our named executive officers’ cash bonuses, if any, will reflect their relative contributions to achieving or exceeding annual goals of the partnership and the determination of specific individual’s long-term incentive awards will be based on their expected contribution in respect of longer term performance objectives.

2012 Named Executive Officers

This compensation discussion and analysis, or CD&A, provides general information about the compensation paid to our Chief Executive Officer, Chief Financial Officer, and the three most highly compensated executive officers of our general partner (other than our Chief Executive Officer and Chief Financial Officer), identified in the following table, who we refer to in this CD&A and the tables that follow as our “named executive officers.”

Name	Principal Position
Alan L. Smith	Chief Executive Officer
Cedric W. Burgher	Chief Financial Officer
Mark Castiglione	Sr. Vice President, Business Development
Paul W. Geiger, III	Sr. Vice President, Eastern Business Unit
Gregory S. Roden	Vice President, Secretary and General Counsel

Compensation Decisions for Fiscal 2012

In 2012, decisions regarding the compensation paid to Messer’s Smith and Burgher were made by our general partner’s board of directors. Mr. Burgher’s services during 2012 were performed exclusively for the partnership.

Messrs. Castiglione, Geiger, and Roden performed services both for us and the Fund during 2012.  Quantum Resources Management had the responsibility and authority for compensation-related decisions (including base salary) for Messrs. Castiglione, Geiger, and Roden during fiscal 2012; however, our general partner’s board of directors made decisions regarding their 2012 cash bonus awards and awards granted to them under our general partner’s long-term incentive plan (the “LTIP”), described below.  Our general partner reimbursed Quantum Resources Management for a portion of the base salary for each of Messrs. Castiglione (currently $278,541), Geiger (currently $276,041), and Roden (currently $271,875), cash bonus, and the cost of their benefits calculated using the Production Percentage which was 85.48% for 2012, prior to the application of the cap of 3.5% of Adjusted EBITDA applied under the Services Agreement.

Finally, Mr. Smith also performed services for both us and the Fund during 2012.  Quantum Resources Management had the responsibility and authority to set the base salary and benefits for Mr. Smith related to the services performed for us, our general partner’s board of directors had the authority to make grants under our general partner’s LTIP to Mr. Smith for services performed for us, and the executives’ compensation for services performed for the Fund was determined and paid by the sponsors of the Fund.  Mr. Smith’s salary was set prior to 2012 at a level that allows him to be eligible to receive benefits under the Quantum Resources Management plans (for example, health and dental insurance plans).  Mr. Smith does not receive annual cash bonuses for the services he provides to us, because his primary cash compensation is set and paid by the sponsors of the Fund.  Mr. Smith received grants under our general partner’s LTIP in 2012 in lieu of a higher base salary for the services provided to us.  Our general partner’s board of directors elected to grant restricted units to Mr. Smith rather than increase his base salary, because restricted units have a stronger retentive benefit. Seventy-five percent of the restricted units provided to Mr. Smith are performance based units subject to adjustment on the third anniversary of the grant, i.e. an increase (up to 225% of such performance based units) or decrease (to 0% of such performance based units) based on a combination of QRE’s total unit performance and unit performance relative to certain of QRE’s peers.

Annual Cash Bonus

We include an annual cash bonus as part of our compensation program because we believe this element of compensation helps to motivate management to achieve key operational objectives by rewarding the achievement of these objectives.  The annual cash bonus also allows us to be competitive from a total remuneration standpoint.  In 2012, our Chief Executive Officer made recommendations to our general partner’s board of directors regarding the level of annual bonus he felt appropriate for Messrs. Burgher, for services provided during 2012.  Our general partner’s board of directors reviewed the recommendations made by our Chief Executive Officer and approved cash bonuses awarded to Messrs. Burgher, in the amounts enumerated below.

The board of directors generally targets between 50% and 75% of base salary for performance deemed by our board of directors to be good and exceptional, respectively, with the possibility of no bonus for poor performance and higher for exceptional corporate or individual performance.   When determining the amounts of the cash bonuses awarded for 2012, the general partner’s board of directors took into account our Chief Executive Officer’s recommendations as well as its belief that our executives’ efforts directly affected our success in 2012, in particular, by contributing to our achievement for the following milestones:

•	Maintained quarterly distributions at $0.4875/unit;

•	Successfully completed an acquisition of assets in East Texas, Michigan and Louisiana from Prize Petroleum for an unadjusted purchase price of $230,000,000;

•	Successfully completed an acquisition of assets in East Texas for a purchase price of $215,000,000;

•	Achieved reasonably strong operating performance within production guidance and maintained strong liquidity; and

•	Successfully completed an acquisition of assets in Florida and Alabama from the Fund for $30,000,000 in cash and the assumption of $115,000,000 in debt.

In 2012, Mr. Burgher was awarded a cash bonus of $192,500 (70% of December 31, 2012 base salary) paid by Quantum Resources Management that is reimbursable by our general partner under the Services Agreement.

In 2012, Mr. Castiglione was awarded a cash bonus of $210,000 (70% of December 31, 2012 base salary) of which $179,510 reflects the portion of the cash paid by Quantum Resources Management that is reimbursable by our general partner under the Services Agreement.

In 2012, Mr. Geiger was awarded a cash bonus of $210,000 (70% of December 31, 2012 base salary) of which $179,510 reflects the portion of the cash paid by Quantum Resources Management that is reimbursable by our general partner under the Services Agreement.

In 2012, Mr. Roden was awarded a cash bonus of $206,250 (75% of December 31, 2012 base salary) of which $176,305 reflects the portion of the paid by Quantum Resources Management that is reimbursable by our general partner under the Services Agreement.

Mr. Smith agreed to receive only a minimum salary for benefits eligibility and no 2012 bonus or other compensation except for LTIP awards he was granted.

Compensation Consultant

To assist us in evaluating our compensation program for 2012, our board retained Longnecker & Associates, a compensation consulting firm, on our behalf, to review our proposed compensation programs designed to provide long term retention incentives to our named executive officers and those professional employees of Quantum Resources Management that provide services to us pursuant to the Services Agreement.  This information was used by us to obtain a general sense of the market levels of compensation paid by other companies in our industry and to establish compensation programs and awards that most effectively incentivize our executives to achieve our longer-term goals and can also be used as a tool to promote retention of our key employees.

Long-Term Incentive Plan Awards

Awards were granted to our named executive officers under the LTIP to promote achievement of our long term strategic objectives and enhance retention. The LTIP allows for the grant of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards.  As of December 31, 2012, there were 998,838 common units that remain available for issuance under the LTIP.

In 2012, our general partner granted performance-based restricted units under the LTIP that are designed to balance the partnership’s need to retain critical leadership and encourage the delivery of long-term value to our unitholders.  The portion of each of our named executive officers’ 2012 LTIP awards that was granted as performance-based restricted units is shown below and is based on their respective levels of authority and responsibility:

Portion of 2012 LTIP Award
Granted as Performance-Based
Named Executive Officer	Restricted Units
Alan L. Smith	75%
Cedric W. Burgher	43%
Mark Castiglione	25%
Paul W. Geiger, III	18%
Gregory S. Roden	18%

All performance-based restricted units cliff vest at the end of a three-year performance period.  The number of units that could be earned under each performance-based restricted unit award is determined according to a payout percentage that ranges from 0% to 225% of the number of performance-based restricted units granted based on a combination of the growth in our unit price during the performance period and our relative total unitholder return as compared to a selected peer group.  For performance-based restricted units granted in 2012, the relevant peer group was comprised of 10 of our peer master limited partnerships:  LRR Energy, L.P., Memorial Production Partners LP, Breitburn Energy L.P., EV Energy Partners LP, Mid-Con Energy Partners, LP, Legacy Reserves, LP, Vanguard Natural Resources, LLC, Linn Energy, LLC, Pioneer Southwest Energy Partners L.P. and Atlas Resource Partners, L.P.  This peer group was selected based on upstream oil and gas master limited partnerships.  Awards granted to individual named executive officers during 2012 are described in the table titled “Outstanding Equity Awards at Fiscal Year-End” and accompanying footnotes set forth later in this Section.

The restricted units granted to our named executive officers will also become fully vested upon a change of control of the partnership or if the named executive officer’s employment is terminated due to his death or disability.  Each of the restricted unit awards includes unit distribution rights (“UDRs”), which enable our named executive officers to receive cash distributions on the restricted units to the same extent as our unitholders receive cash distributions on our common units. Such distributions are paid to the named executive officer at the same time as cash distributions are paid to our common unitholders.  With respect to future grants under the LTIP, the board of directors of our general partner intends to continue to grant primarily restricted unit awards with UDRs under the plan.  These awards are intended to align the interests of key employees (including our named executive officers) with those of our unitholders.

Other Benefits

Quantum Resources Management does not maintain a defined benefit or pension plan for our named executive officers because it believes such plans primarily reward longevity rather than performance. Quantum Resources Management provides a basic benefits package to all of its employees that includes participation in a 401(k) plan and health, disability and life insurance. Employees that provide services to us pursuant to the Services Agreement, including our named executive officers, are entitled to the same basic benefits. In 2012, the Quantum Resources Management dollar-for-dollar matching contribution under the 401(k) plan was converted to a safe harbor dollar-for-dollar matching contribution on the first 3% of eligible compensation and a 50% company match on the next 2% of eligible compensation contributed to the plan, subject to the applicable contribution limits set forth in the Internal Revenue Code.  An additional discretionary employer contribution may also be made under the 401(k) plan on behalf of eligible employees who meet certain conditions and subject to certain limitations under applicable law; however, no such additional contributions were made during 2012.  Quantum Resources Management does not provide any perquisites or other personal benefits with a total value in excess of $10,000 to any of its named executive officers.

Compensation Committee Report

The compensation committee of the board of directors of our general partner has reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of our general partner, and based on such review and discussion, has recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31,

2012.  Members of the Compensation Committee are Richard K. Hebert, Chairman, Donald E. Powell and Stephen A. Thorington.

Compensation Expectations for 2013

In fiscal 2013, Mr. Burgher will continue to devote all of his time to our business.  As a result, the board of directors of our general partner will have sole responsibility and authority for compensation-related decisions relating to Mr. Burgher.  Additionally our general partner will reimburse Quantum Resources Management for the full amount of Mr. Burgher’s base salary, bonus and benefit cost and we, in turn, will reimburse our general partner for those payments.

We expect that the compensation of our named executive officers for fiscal 2013 will include a significant incentive compensation component based on our performance; however, as of the date of our annual report, no incentive compensation arrangement has been developed.  We expect to employ a compensation philosophy that will emphasize pay-for-performance, which will be based on a combination of our partnership’s performance and our named executive officers’ impact on our partnership’s performance.  The performance metrics governing incentive compensation will not be tied in any way to the performance of entities other than our partnership (such as Quantum Resources Management, the Fund, Quantum Energy Partners, or any of our other affiliates).  We believe this pay-for-performance approach generally aligns the interests of our named executive officers with those of our unitholders and at the same time enables us to maintain a lower level of base overhead in the event our operating and financial performance fails to meet expectations.

Tax Deductibility of Compensation

With respect to the deduction limitations imposed under Section 162(m) of the Internal Revenue Code, we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m).  Accordingly, such limitations do not apply to compensation paid to our named executive officers.

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our named executive officers for the fiscal year ended December 31, 2012.   The amount of money paid to Quantum Resources Management by the general partner, and then in turn by us in reimbursement for compensation expenses in 2012 is capped at the amount of the total administrative services fee under the Services Agreement for the year ended December 31, 2012.  The figures reported in the Summary Compensation Table below reflect the portion of the compensation expense accrued by us for the named executive officers’ services, calculated using the Production Percentage but prior to application of the cap on our reimbursement obligation.  As such, the amounts reported in the Summary Compensation Table may reflect larger figures than the cost actually incurred by us for the named executive officers’ services.  Please read Part III, Item 13. Certain Relationships and Related Party Transactions  – Ownership in Our General Partner by the Management of the Fund – Services Agreement for more information on the Services Agreement.  Please also note that we commenced our business operations at the time of our initial public offering on December 22, 2010 and, therefore, we incurred no cost or liability with respect to compensation of our general partner’s executive officers, nor did our general partner accrue any liabilities for incentive compensation or retirement benefits for its executive officers, for fiscal years prior to 2010.  Other than the services our general partner’s executive officers provided to us in connection with our initial public offering, their activities in fiscal 2010 with respect to us were a minor consideration for Quantum Resources Management and the board of directors of our general partner in the determination of the compensation paid to such individuals.  Consequently, the figures reported in the table below for 2010 were calculated by multiplying total compensation paid to the named executive officers for the period beginning on December 22, 2010 through December 31, 2010 by the 2010 Production Percentage, which was 41.67%.

Name	Year	Salary (1)	Bonus (2)	Stock Awards (3)	All Other Compensation (4)	Total Compensation
Alan L. Smith	2012	$42,740	$-	$602,762	$14,254	$659,756
Chief Executive Officer	2011	$34,732	$-	$200,006	$8,105	$242,843
	2010	410	$-	$-	$-	$410
Cedric W. Burgher	2012	$275,000	$192,500	$703,032	$39,560	$1,210,092
Chief Financial Officer	2011	$275,000	$236,514	$-	$18,888	$530,402
	2010	$7,534	$2,260	$1,702,550	$-	$1,712,344
Mark Castiglione	2012	$238,632	$179,510	$270,223	$28,814	$717,179
Sr. Vice President, Business	2011	$232,200	$174,150	$107,991	$18,218	$532,559
Development	2010	$2,808	$2,124	$-	$76	$5,009
Paul W. Geiger, III	2012	$238,632	$179,510	$395,225	$26,556	$839,923
Sr. Vice President , Eastern	2011	$215,000	$161,250	$-	$27,797	$404,047
Business Unit	2010	$2,854	$1,519	$95,000	$63	$99,436
Gregory S. Roden	2012	$235,070	$176,305	$395,225	$30,974	$837,573
General Counsel	2011	$173,658	$161,250	$-	$16,533	$351,441
and General Counsel	2010	$2,854	$2,854	$200,300	$98	$206,106

(1)

For all named executive officers other than Mr. Burgher, the figures in this column reflect the portion of the base salaries paid by Quantum Resources Management to those of our named executive officers referenced above that is reimbursable by our general partner under the Services Agreement (allocated based on the Production Percentage, which was 85.48% for 2012), prior to the application of the cap of 3.5% of Adjusted EBITDA applied under the Services Agreement.  For Mr. Burgher, in 2012, the figure in this column represents his base salary paid by Quantum Resources Management and reimbursed by our general partner.

(2)

For Messrs. Roden,  Geiger, and Castiglione, the figures in this column reflect the portion of the annual cash bonus paid by Quantum Resources Management that is reimbursable by our general partner, and in turn by us, under the Services Agreement (allocated based on the Production Percentage, which was 85.48% for 2012), prior to the application of the cap of 3.5% of Adjusted EBITDA applied under the Services Agreement. For Mr. Burgher, in 2011 the figure in this column represents the portion of his annual cash bonus paid by Quantum Resources Management and reimbursed by our general partner.

(3)

Reflects the aggregate grant date fair value of restricted unit awards granted under the LTIP calculated by multiplying the number of restricted units granted to each executive by the closing price of our common units on the date of grant ($17.95 with respect to the grant of 12,369 restricted unit awards made to Mr. Smith on August 22, 2012, $18.19 with respect to grants of 27,055, 19,340, 19,340, and 12,468 restricted unit awards made to Messrs. Burgher, Roden, Geiger and Castiglione on July 25, 2012, respectively, $20.28 with respect to the grant of 5,325 restricted units made to Mr. Castiglione on November 1, 2011, $22.26 with respect to the grant of 8,985 restricted units made to Mr. Smith on March 9, 2011 and $20.00 with respect to the grants of 85,000, 10,000, and 4,750 restricted units made to Messrs. Burgher, Roden and Geiger, respectively on December 22, 2010). Also reflects the aggregate grant date fair value of performance unit awards granted under the LTIP calculated by multiplying the number of performance units granted by the grant date fair value ($10.26 with respect to the grant of 37,109 performance unit awards made to Mr. Smith on August 22, 2012, $10.45 with respect to the 20,182, 4,156, 4,156, and 4,156 of performance unit awards made to Messrs. Burgher, Roden, Geiger, and Castiglione, respectively, on July 25, 2012).  These values were computed in accordance with FASB ASC Topic 718. See Part II, Item 8. Financial Statements and Supplementary Data – Note 12 – Equity-Based Compensation to our consolidated financial statements for fiscal 2012 for additional detail regarding assumptions underlying the value of these equity awards.

(4)

The figures in this column reflect the portion of (i) matching contributions under the Quantum Resources Management 401(k) plan, (ii) medical ER, (iii) life insurance premiums, including AD&D premium  and (iv) unused vacation paid by Quantum Resources Management to our named executive officers referenced above that is reimbursable by our general partner under the Services Agreement (other than for Mr. Burgher who is allocated at 100%, each other executive is allocated based on the Production Percentage, which was 85.48% for 2012), prior to the application of the cap of 3.5% of Adjusted EBITDA applied under the Services Agreement.

Grants of Plan-Based Awards for Fiscal 2012

		Estimated Future Payouts Under		All Other Units
		Equity Incentive Plan Awards		Awards:	Grant Date Fair Value
Name	Grant Date	Target(1)	Maximum(2)	Number of Units (3)	of Unit Awards (4)
Alan L. Smith	8/22/2012	37,109	83,495	12,369	$602,762
Cedric W. Burgher	7/25/2012	20,182	45,409	27,055	$703,032
Mark Castiglione	7/25/2012	4,156	9,351	12,468	$270,223
Paul W. Geiger	7/25/2012	4,156	9,351	19,340	$395,225
Gregory S. Roden	7/25/2012	4,156	9,351	19,340	$395,225

(1)

Represents the target number of units that can be earned under the performance-based restricted unit awards granted under the LTIP if the payout (rounded to the nearest whole unit) percentage is 100%.  The portions of the restricted unit awards granted under the LTIP that are subject to performance-based vesting conditions are as follows: 75% of Mr. Smith’s award, 43% of Mr. Burgher’s award, 25% of the awards granted to Mr. Castiglione and 18% of the awards granted to Messrs. Geiger and Roden.  The awards do not have a threshold payout amount.

(2)	Represents the maximum number of units that can be earned under the performance-based restricted unit awards granted under the LTIP, if the payout percentage is 225%.

(3)

Reflects the portion of the restricted unit awards granted under the LTIP (rounded to the nearest whole unit) that are subject to time-based vesting conditions (25% of Mr. Smith’s award, 53% of Mr. Burgher’s award, 75% of the awards granted to Mr. Castiglione and 82% of the awards granted to Messrs. Geiger and Roden).

(4)

Reflects the aggregate grant date fair value of the time-based restricted unit awards granted under the LTIP calculated by multiplying the number of restricted units granted to each executive by the closing price of our common units on the grant date ($17.95 with respect to the grant made to Mr. Smith on August 22, 2012 and $18.19 with respect to the grant made to Messrs. Burgher, Roden, Geiger, and Castiglione on July 25, 2012). These values were computed in accordance with FASB ASC Topic 718. See Part II, Item 8. Financial Statements and Supplementary Data – Note 12 – Equity-Based Compensation to our consolidated financial statements for fiscal 2012 for additional detail regarding assumptions underlying the value of these equity awards.

Narrative Description to the Summary Compensation Table and the Grant of Plan-Based Awards Table for the 2012 Fiscal Year

We have not entered into employment agreements with any of our named executive officers.

On July 25, 2012, the board of directors of our general partner granted Messrs. Burgher, Geiger, Castiglione, and  Roden awards of 47,237, 23,496, 16,624, and 23,496, restricted units, respectively, under the LTIP.  Messrs. Burgher, Geiger and Roden did not receive LTIP awards in 2011, and a portion of the restricted unit awards granted to these executives in 2012 reflects the board’s decision to award LTIP units to these executives for services provided in 2011.

On August 22, 2012, the board of directors of our general partner granted Mr. Smith an award of 49,478 restricted units under the LTIP.

A discussion of the material terms of these awards is included in the “Compensation Discussion and Analysis” above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012.

Name	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (10)
Alan L. Smith (1), (2)	55,468	$919,659
Cedric W. Burgher (3), (4)	95,571	$1,584,567
Mark Castigilone (5), (6)	20,174	$334,485
Paul W. Geiger, III (7), (8)	25,080	$415,826
Gregory S. Roden (3), (9)	26,830	$444,841

(1)

Mr. Smith was  granted an award of 8,985 restricted units on March 9, 2011. These restricted units vest in equal one-third increments over a 36-month period.  As such, 2,995 restricted units from such awards vested on March 9, 2012.  The remaining unvested units under such award will vest with respect to 2,995 restricted units on March 9, 2013 and 2,995 restricted units on March 9, 2014, provided that Mr. Smith has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the Initial Date through each applicable vesting date.

(2)

Mr. Smith was granted an award of 49,478 restricted units on August 22, 2012.  25% of this award (12,370 units) is comprised of time vested units that vest in equal one-third increments over a 36-month period commencing on July 1,2012 (i.e. approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the restricted units will be 100% vested on July 1, 2015, provided that Mr. Smith has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the Initial Date through each applicable vesting date.  75% of the restricted units (37,108 units) provided to Mr. Smith are performance based units subject to adjustment on the third anniversary of the grant, i.e. an increase (up to 225% of such performance based units) or decrease (to 0% of such performance based units) based on a combination of QRE’s total unit performance and relative total shareholder return.

(3)

Messrs. Burgher and Roden were each granted an award of 10,000 restricted units on December 22, 2010.  These restricted units vest in equal one-third increments over a 36-month period commencing on the Initial Date.  As such, 3,333 restricted units from each of these awards vested on December 22, 2011, and 3,333 restricted units from each of these awards vested on December 22, 2012.  The remaining unvested units under each award will vest with respect to 3,334 restricted units on December 22, 2013, provided Messors. Burgher and Roden have continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.

(4)

Mr. Burgher was granted an award of 75,000 restricted units on December 22, 2010.  These restricted units vest in equal one-fifth increments over a 60-month period, beginning on October 1, 2011.  As such, 15,000 restricted units from such award vested on October 1, 2011 and  15,000 restricted units from such award vested on October 1, 2012.  The remaining unvested units will vest with respect to 15,000 restricted units on each of October 1, 2013, October 1, 2014, and October 1, 2015, provided Mr. Burgher has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.  Mr. Burgher was granted an award of 47,237 restricted units on July 25, 2012.   Of this award,(27,055 units are comprised of time vested units that vest in equal one-third increments over a 36-month period commencing on the Initial Date (i.e. approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the restricted units will be 100% vested on July 1, 2015), provided Mr. Burgher has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the Initial Date through each applicable vesting date.  Forty-three percent of this award (20,183 units) award to Mr. Burgher are performance based units subject to adjustment on the third anniversary of the grant, i.e. an increase (up to 225% of such performance based units) or decrease (to 0% of such performance based units) based on a combination of QRE’s total unit performance and relative total shareholder return

(5)

Mr. Castiglione was granted an award of 16,624  restricted units on July 25, 2012.  Seventy-five percent (12,468 units) of this award are comprised of time vested units that vest in equal one-third increments over a 36-month period commencing on the Initial Date (i.e., approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the time-vested units will be 100% vested on July 1, 2015, provided Mr. Castiglione has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.  The remaining twenty-five percent (4,156 units) of this award are performance based units subject to adjustment on the third anniversary of the grant, i.e., an increase (up to 225% of such performance based units) or a decrease (to 0% of such performance based units) based on a combination of QRE’s unit performance and relative total shareholder return.

(6)

Mr. Castiglione was granted an award of 5,325 restricted units on November 1, 2011.  These restricted units vest in equal one-third increments of a 36-month period commencing on the Initial Date.  As such, 1,775 restricted units vested on November 1, 2012. The remaining unvested units under such award will vest with respect to 1,775 restricted units on November 1, 2013 and 1,775 restricted units on November 1, 2014, provided Mr. Castiglione has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.

(7)

Mr. Geiger was granted an award of  4,750 restricted units on December 22, 2010.  These restricted units vest in equal one-third increments over a 36-month period, commencing on the Initial Date.  As such, 1,583 restricted units from such award vested on December 22, 2011, and 1,583 restricted units from such award vested on December 22, 2012.  The remaining 1,584  unvested units will vest on December 22, 2013, provided Mr. Geiger has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.

(8)

Mr. Geiger was granted an award of 23,496 restricted units on July 25, 2012.  Of this award, 19,340 units are time vested units that vest in equal one-third increments over a 36-month period (i.e., approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the time-vested units will be 100% vested on July 1, 2015), provided Mr. Geiger has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.  The remaining 4,156 units of this award are performance based units subject to adjustment on the third anniversary of the grant, i.e., an increase (up to 225% of such performance based units) or a decrease (to 0% of such performance based units) based on a combination of QRE’s total unit performance and relative total shareholder return.

(9)

Mr. Roden was granted an award of 23,496 restricted units on July 25, 2012.  Of this award, 19,340 units are time vested units that vest in equal one-third increments over a 36-month period commencing on July 1, 2013 (i.e., approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the time-vested units will be 100% vested on July 1, 2015, provided Mr. Roden has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.  The remaining 4,156 units of this award are performance based units subject to adjustment on the third anniversary of the grant, i.e., an increase (up to 225% of such performance based units) or a decrease (to 0% of such performance based units) based on a combination of QRE’s total unit performance and relative total shareholder return. The market value of unvested restricted units listed in this column was calculated by multiplying the closing price of our common units on December 31, 2012, which was $16.58, by the number of restricted units outstanding.

(10)

The market value of unvested restricted units listed in this column was calculated by multiplying the closing price of our common units on December 31, 2012, which was $16.58, by the number of restricted units outstanding.

Option Exercises and Stock Vested in 2012

The following table sets forth certain information with respect to restricted units vested during 2012.

Name	Number of Units Acquired on Vesting	Value Realized on Vesting (1)
Alan L. Smith	2,995	$69,125
Cedric W. Burgher	15,000	$301,800
Cedric W. Burgher	3,333	$54,295
Mark Castiglione	1,775	$35,039
Paul W. Geiger, III	1,583	$25,787
Gregory S. Roden	3,333	$54,295

(1)

The dollar amount realized upon vesting of restricted units was calculated by multiplying the number of restricted units that vested by the market value of the underlying units on the vesting date.  Because 2,995 of Mr. Smith’s restricted units vested on March 9, 2012, the market value used to calculate the value realized on the vesting of those units was $23.08, the closing price of our units on that date.  Because restricted units in the amount of 15,000 for Mr. Burgher vested on October 1, 2012, the market value used to calculate the value realized on the vesting of those units was $20.12, the closing price of our units on that date.  Because restricted units in the amount of 3,333 for Mr. Roden, 3,333 for Mr. Burgher and 1,583 for Mr. Geiger vested on December 22, 2012, the market value used to calculate the value realized on vesting for those units was $16.29, the closing price of our units on that date.  Because restricted units in the amount of 1,775 for Mr. Castiglione vested on November 1, 2012, the market value used to calculate the value realized on vesting for those units was $19.74, the closing price of our units on that date.  The values realized on vesting reported above represent the gross number of units received by the executives on vesting, prior to the withholding of any units for purposes of fulfilling federal and state income tax withholding obligations

Pension Benefits

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

Potential Payments Upon Termination or Change in Control

As noted above, none of our named executive officers are parties to employment agreements, and none of them are covered by severance or change in control arrangements.  Under the LTIP and the individual award agreements issued to our named executive officers in connection with the grant of the restricted unit awards, if a named executive officer ceases to provide services to us, our general partner and our respective affiliates by reason of the officer’s death or disability (as determined by us) or upon the occurrence of change of control (as defined below) while the named executive officer is providing services to us, our general partner or any of our respective affiliates, any unvested portion of the restricted units granted to the named executive officer will immediately become fully vested.  For this purpose, a "change of control" will be deemed to have occurred (i) if any person or group, other than the partnership, our general partner or any of our respective affiliates, becomes the owner of more than 50% of the voting power of the voting securities of either the partnership or our general partner; (ii) if the limited partners of the partnership or our general partner approve, in one or a series of transactions, a plan of complete liquidation of the partnership or our general partner; (iii) upon the sale or other disposition by either the partnership or our general partner of all or substantially all of its assets, whether in a single or series of related transactions, to one or more parties (other than the partnership, our general partner or any of our respective affiliates); or (iv) if our general partner or an affiliate of the partnership or our general partner ceases to be the general partner of the partnership.

The following table quantifies our best estimates as to the amounts that each of our named executive officers would be entitled to receive upon a termination of employment as a result of his death or disability or upon a change of control, as applicable, assuming that such event occurred on December 30, 2012 and using our closing stock price on that date of $16.78. The precise amount that each of our named executive officers would receive cannot be determined with any certainty until an actual termination or change of control has occurred.  Therefore, such amounts should be considered "forward-looking statements."

Name	Termination of Employment by Reason of Death or Disability (1)	Occurrence of a Change of Control (1)
Alan L. Smith	$919,659	$919,659
Cedric W. Burgher	$1,584,567	$1,584,567
Mark Castiglione	$334,485	$334,485
Paul W. Geiger, III	$415,826	$415,826
Gregory S. Roden	$444,841	$444,841

(1)

The value of the accelerated vesting of the restricted units granted to each named executive officer is based upon the closing price of our common units on December 31, 2012, $16.58, multiplied by the number of restricted units that would vest upon the occurrence of the event indicated.

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

Each director who is not an officer or employee of our general partner or its affiliates receives an annual fee, paid in cash, and an award of fully vested LTIP units,  as compensation for his or her services as a director to our general partner.  The board has determined to award the independent directors with fully vested LTIP units, because these awards reflect compensation for services performed on behalf of the Partnership and our general partner and are not used for retention purposes.  Directors do not receive additional compensation for serving on the audit, conflicts or compensation committees of the board of directors of our general partner or additional fees for each meeting attended.  Each non-employee director is reimbursed for his out-of-pocket expenses in connection with attending meetings of the board of directors and committees.  Each director is also fully indemnified by us for actions associated with being a director to the full extent permitted under Delaware law.

Our general partner pays Mr. Wolf $200,000 in annual compensation for his service as a director of our general partner.  In addition, both owners of our general partner pay Mr. Wolf up to 0.75% of each owner’s share of any management incentive fee paid to our general partner during the period of his service as a director of our general partner.  We reimburse our general partner for the full amount of Mr. Wolf’s $200,000 in annual compensation for board services, and such costs are not included in the amounts reimbursed by our general partner for payments to Quantum Resources Management under the Services Agreement.  Mr. Wolf’s compensation was initially established at the initial public offering and was reviewed and approved by the members of our general partner and reflects a subjective determination of the fees that should be paid to Mr. Wolf for his services provided as Chairman of the Board for our general partner, including participation in the evaluation of potential acquisitions and divestitures and communications with investors.  The portion of any quarterly management incentive fee paid to Mr. Wolf by the owners of our general partner will not be an expense reimbursed by our general partner or us under the Services Agreement.

During 2012, our general partner paid each of Messrs. Powell, Thorington and Hebert $75,000 in cash and 4,123 units under the LTIP in annual compensation for their services as directors of our general partner.  As the LTIP units awarded to the directors of our general partner’s board of directors are considered part of their compensation for services performed on our behalf in 2012 and not as a long term retention incentive, the LTIP units vested immediately upon issuance.  No additional compensation or perquisites were awarded to the directors of our general partner other than the fees and LTIP units described above.

The table below includes compensation paid to our non-employee directors for their services during 2012.  Officers or employees of our general partner or its affiliates who also serve as directors do not receive additional compensation for their services as a director of our general partner and, as such, are not included in the table below.

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Donald E. Powell	$75,000	$78,914	$-	$-	$-	$-	$153,914
Stephen A. Thorington	$75,000	$78,914	$-	$-	$-	$-	$153,914
Richard K. Hebert	$75,000	$78,914	$-	$-	$-	$-	$153,914
Donald D. Wolf	$200,000	$-	$-	$-	$-	$-	$200,000

(1)

Reflects the aggregate grant date fair value of unit awards granted under the LTIP calculated by multiplying the number of units granted to each director by the closing price of our common units on the Initial Date ($19.14 with respect to the grants made to Messrs. Powell, Thorington and Hebert on September 13, 2012.   These values were computed in accordance with FASB ASC Topic 718.  See Part II, Item 8. Financial Statements and Supplementary Data – Note 12 – Equity-Based Compensation for fiscal 2012 for additional detail regarding assumptions underlying the value of these equity awards.  LTIP equity awards for the independent directors were decided upon by the members of our general partner.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2012:

Plan Category	Number of issued and outstanding restricted units	Weighted-average exercise price of restricted units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by
unitholders Long-term incentive plan (1)	668,323	N/A	1,005,178

(1)	Adopted by the board of directors of our general partner in connection with our initial public offering.

For a description of our equity compensation plan, please see the discussion under Part III, Item 11. Executive Compensation above.

As of March 5, 2013, the following table sets forth the beneficial ownership of our common, general partner and convertible preferred units that are owned by:

•	Each person beneficially owned more than 5% of the then outstanding units;

•	Each director and director nominee of our general partner;

•	Each named executive officer of our general partner; and

•	All directors, director nominees and executive officers of our general partner as a group.

	Common	Percentage of	Class B	Percentage of	Preferred Class C	Percentage of
	Units to be	Common Units	Units to be	Class B Units	Units to be	Preferred Class C Units
Name of	Beneficially	to be Beneficially	Beneficially	to be Beneficially	Beneficially	to be Beneficially
Beneficial Owner (1)	Owned (2), (4)	Owned	Owned	Owned	Owned	Owned
The Fund	7,145,866	12.0%		0%	16,666,667	100.0%
Donald D. Wolf (18)	6,000	12.0%		0%	-	100.0%
Alan L. Smith (4), (9), (10), (11), (13), (19)	7,253,411	12.0%	6,133,558	100%	16,666,667	100.0%
John H. Campbell, Jr. (4), (9), (10), (11), (12), (19)	7,223,334	12.0%	6,133,558	100%	16,666,667	100.0%
Cedric W. Burgher (3), (5)	131,726	0.0%		0%	-	0.0%
Mark Castiglione (6),	26,979	0.0%		0%	-	0.0%
Paul W. Geiger, III (7)	49,650	0.0%		0%	-	0.0%
Gregory S. Roden (8)	37,796	0.0%		0%	-	0.0%
Toby R. Neugebauer (4), (9), (10), (19)	7,145,866	12.0%	6,133,558	100%	16,666,667	100.0%
S. Wil VanLoh, Jr. (4), (9), (10), (19)	7,145,866	12.0%	6,133,558	100%	16,666,667	100.0%
Donald E. Powell (14), (15)	26,573	0.0%		0%	-	0.0%
Stephen A. Thorington (14), (16)	37,873	0.0%		0%	-	0.0%
Richard K. Hebert (14), (17)	16,140	0.0%		0%	-	0.0%
All directors, director nominees and executive
officers of our general partner as a group	7,663,616	13.1%	6,133,558	100%	16,666,667	100.0%

(1)	The address for all beneficial owners in this table is 5 Houston Center, 1401 McKinney Street, Suite 2400, Houston, Texas 77010.

(2)	Includes common units that were awarded as LTIP units and common units purchased in the directed unit program at the closing of the IPO.

(3)

Includes 75,000 units issued to Mr. Burgher under the LTIP program upon the completion of the IPO (the “IPO units”), 10,000 units issued to Mr. Burgher under the LTIP program as part of his 2010 compensation (less 4,583 and 4,928 units withheld to cover the combined withholding tax occurring upon the vesting of 18,333 LTIP units on December 22, 2011 and December 22, 2012) and 5,000 units purchased by Mr. Burgher as part of the directed unit program.

(4)	The 7,145,866 Subordinated Units were converted into common units on December 22, 2012.

(5)

Includes 5,000 units acquired by Mr. Burgher as part of the directed unit program; 75,000 units awarded to Mr. Burgher under the LTIP program upon the consummation of the IPO; 10,000 units awarded to Mr. Burgher under the LTIP program as part of his 2010 compensation; less 4,583 units deducted  to cover withholding taxes occurring upon  the vesting of 18,333 LTIP units on December 22, 2011; 47,237 units awarded to Mr. Burgher under the LTIP program as part of his 2012 compensation  less 3,968 units deducted to cover withholding taxes occurring upon the vesting of 15,000  LTIP units on October 1, 2012; less 960 units deducted to cover withholding taxes occurring upon the vesting of 3,333 LTIP units on December 22, 2012);and 3,600 common units purchased on the open market by Mr. Burgher on December 10, 2012.  In addition, Mr. Burgher holds an indirect beneficial ownership interest in 400 common units held by members of his immediate family.

(6)

Includes 5,325 common units awarded to Mr. Castiglione under the LTIP program  as part of his 2011 compensation; 1,000 common units acquired by Mr. Castiglione on December 22, 2010 as part of the directed unit program; 2,000 common units purchased on the open market by Mr. Castiglione on November 22, 2011; 2,500 common units purchased on the open market by Mr. Castiglione on May 14, 2012; and 16,624 common units awarded to Mr. Castiglione under the LTIP program as part of his 2012 compensation.

(7)

Includes 4,100 common units acquired by Mr. Geiger as a part of the directed unit program; 4,750 common units awarded to Mr. Geiger under the LTIP program upon the consummation of the IPO; 5,000 common units purchased on the open market by Mr. Geiger on May 16, 2012; 23,496 common units awarded to Mr. Geiger under the LTIP program as part of his 2012 compensation); 3,200 common units purchased on the open market by Mr. Geiger on November 14, 2012; 9,500 common units purchased on the open market by Mr. Geiger on December 13, 2012 (less 396 common units deducted to cover withholding taxes occurring upon the vesting of 1,583 LTIP units on December 22, 2011).

(8)

Includes 10,000 common units awarded to Mr. Roden as part of his 2010 compensation; 2,000 common units purchased  on the open market by Mr. Roden on June 2, 2011; 2,300 common units purchased on the open market by Mr. Roden on May 16, 2012; and 23,496 common units awarded to Mr. Roden under the LTIP program as part of his 2012 compensation.  In addition, Mr. Roden holds an indirect beneficial ownership interest in 1,000 common units owned by members of his immediate family.

(9)

QA Global GP, LLC ("Holdco GP") may be deemed to beneficially own the interests in us held by Quantum Resources A1, LP ("QRA"), Quantum Resources B, LP ("QRB"), Quantum Resources C, LP ("QRC"), QAB Carried WI, LP ("QAB"), QAC Carried WI, LP ("QAC") and Black Diamond Resources, LLC ("Black Diamond").  Holdco GP is the sole general partner of QA Holdings, LP, which is the sole owner of QA GP, LLC, which is the sole general partner of The Quantum Aspect Partnership, LP, which is the sole general partner of each of QRA, QRB and QRC.  QAB, QAC and Black Diamond are wholly owned by QA Holdings, LP.  QRA, QRB, QRC, QAB, QAC and Black Diamond hold the following limited partner interests in us:

•	QRA owns 6,533,194 Common Units and 15,066,277 Class C Preferred Units;

•	QRB owns 117,825 Common Units and 453,041 Class C Preferred Units;

•	QRC owns 209,150 Common Units and 478,604 Class C Preferred Units;

•	QAB owns 2,405 Common Units and 9,246 Class C Preferred Units;

•	QAC owns 4,268 Common Units and 16,412 Class C Preferred Units; and

•	Black Diamond owns 279,024 Common Units and 643,087 Class C Preferred Units.

•

Three directors of our general partner, Messrs. Wolf, Neugebauer and VanLoh, and two directors and executive officers of our general partner, Messrs. Smith and Campbell, are also members of the board of directors of HoldCo GP, and as such, are entitled to vote on decisions to vote, or to direct to vote, and to dispose, or to direct the disposition of, the common units held by the Fund but cannot individually or together control the outcome of such decisions.  HoldCo GP and Messrs. Wolf, Neugebauer, VanLoh, Smith and Campbell disclaim beneficial ownership of the Common Units and Class C Preferred Units held by the Fund.

(10)

Our general partner, QRE GP, LLC is owned 50% by an entity controlled by Messrs. Neugebauer and VanLoh and 50% by an entity controlled by Messrs. Smith and Campbell.  As indirect owners of our general partner, Messrs. Neugebauer, VanLoh, Smith and Campbell share in distributions made by us with respect to units held by our general partner in proportion to their respective ownership interests and with respect to payments made to our general partner relating to the management incentive fee.  Messrs. Neugebauer, VanLoh, Smith and Campbell, by virtue of their ownership interest in our general partner, may be deemed to beneficially own the units held by our general partner.

(11)	Includes 8,985 common units awarded to each Mr. Smith and Mr. Campbell under the LTIP program as part of their 2011 compensation.

(12)	Includes 30,000 common units purchased on the open market by Mr. Campbell on June 2, 2011; and 38,483 common units awarded to Mr. Campbell under the LTIP programs part of his 2012 compensation.

(13)

Includes 50,000 common units acquired by Mr. Smith as a part of the directed unit program; less 918 common units deducted  to cover withholding taxes occurring upon  the vesting of 2,995 LTIP units on March 9, 2012;  and 49,478 common units awarded to Mr. Smith under the LTIP program as part of his compensation for 2012 (37,109 of which are subject to a performance based adjustment to be determined at the end of three years based on a matrix that considers a combination of total unit returns and unit performance relative to the Partnership's peers).

(14)

Includes 3,750 fully vested units awarded to each Mr. Powell and Mr. Thorington under the LTIP program upon their appointment as directors of the general partner; and 4,123 fully vested units awarded to each Mr. Powell, Mr. Hebert and Mr. Thorington under the LTIP program as part of their compensation for 2012.

(15)

Includes 2,000 common units purchased on the open market by Mr. Powell on June 3, 2011; 1,082 common units purchased on the open market by Mr. Powell on November 17, 2011; 2,918 common units purchased on the open market by Mr. Powell on November 18, 2011; 1000 common units purchased on the open market by Mr. Powell on November 21, 2011; 3,000 common units purchased on the open market by Mr. Powell on May 14, 2012; 4,000 common units purchased on the open market by Mr. Powell on May 15, 2012; 500 common units purchased on the open market by Mr. Powell on May 16, 2012; 2,000 common units purchased on the open market by Mr. Powell on May 18, 2012; 2,200 common units purchased on the open market by Mr. Powell on June 4, 2012; and 4,123 common units awarded to Powell under the LTIP program on September 13, 2012.

(16)

Includes 20,000 common units acquired by Mr. Thorington under the directed unit program; 8,800 common units purchased on the open market by Mr. Thorington on May 14, 2012; and 1,200 common units purchased on the open market by Mr. Thorington on May 15, 2012.

(17)

Includes 1,817 fully vested common units awarded to Mr. Hebert under the LTIP program upon his appointment as a director of the general partner on July 1, 2011; 5,000 common units purchased on the open market by Mr. Hebert on November 17, 2011; 200 common units purchased on the open market by Mr. Hebert on December 6, 2011; and 5,000 common units purchased on the open market by Mr. Hebert on May 18, 2012.

(18)	Includes 6,000 common units purchased on the open market by Mr. Wolf on May 14, 2012.

(19)

The Class B Units are held by our General Partner, QRE GP, LLC.  Our General Partner is owned 50% by an entity controlled by Messrs. Neugebauer and VanLoh and 50% by an entity controlled by Messrs. Smith and Campbell.  As indirect owners of our General Partner, Messrs. Neugebauer, VanLoh, Smith and Campbell share in the distributions of and from the Class B Units held by the General Partner in proportion to their respective ownership interests.  Messrs. Neugebauer, VanLoh, Smith and Campbell, by virtue of their ownership interest in our General Partner, may be deemed to beneficially own the Class B Units of our General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Ownership in Our General Partner by the Management of the Fund

As of December 31, 2012,  entities controlled by affiliates of the Fund owned our general partner and a 31.7% limited partner interest in the Partnership from its ownership in our common units and preferred units.  In addition, the general partner owns a 0.1% general partner interest in the Partnership, represented by 51,036 general partner units.

Contracts with the Fund and Its Affiliates

Our general partner has entered into agreements with the Fund and its affiliates.  The following is a description of those agreements.

Services Agreement

On December 22, 2010, in connection with the closing of the IPO, our general partner entered into a Services Agreement (the “Services Agreement”) with Quantum Resources Management, pursuant to which Quantum Resources Management will provide the administrative and acquisition advisory services necessary to allow our general partner to manage, operate and grow our business. Under the Services Agreement, from the closing of the IPO through December 31, 2012, Quantum Resources Management was entitled to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA generated by us during the preceding quarter, calculated prior to the payment of the fee. During the period from the closing of the IPO through December 31, 2010, and for the years ended December 31, 2011 and December 31, 2012, we incurred $0.1 million, $2.5 million and $7.3 million for the administrative services fee under the Services Agreement.

Beginning on January 1, 2013, QRM will be entitled to a quarterly reimbursement of general and administrative charges based on the allocation of charges between the Fund and us based on the estimated use of such services by each party.  The fee will include direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics.  If the Fund or its affiliates raise a second fund, the quarterly administrative services costs will be further divided to include an allocation to the second fund as well.  The allocation methodology was developed with the assistance of a third-party consultant with extensive experience in this area.  These fees will be included in general and administrative expenses in our consolidated statement of operations.  QRM will have discretion to determine in good faith the proper allocation of the charges pursuant to the Services Agreement.

Omnibus Agreement

On December 22, 2010, in connection with the closing of the IPO, we entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among the Partnership, our general partner, OLLC, the Fund Entities, the Predecessor and QA Global.

Under the terms of the Omnibus Agreement, the Fund Entities will offer us the first opportunity to purchase properties that it may offer for sale, so long as the properties consist of at least 70% proved developed producing reserves. The 70% threshold is a value-weighted determination made by the Fund Entities. Additionally, the Fund Entities will allow us to participate in at least 25% of any acquisition opportunity to the extent that it invests any of the remaining $113.2 million of its unfunded committed equity capital and so long as at least 70% of the allocated value of such acquisition opportunity is attributable to proved developed producing reserves. These contractual obligations will remain in effect for five years after the date of the Omnibus Agreement.

The Omnibus Agreement provides that the Fund Entities will indemnify us in connection with those assets contributed to us at the closing of the IPO against income taxes attributable to pre-closing operations as of the closing date of the IPO. The Fund indemnification obligation will terminate upon the expiration of the applicable statute of limitations with respect to income taxes.

Long–Term Incentive Awards / Plan

On December 22, 2010, in connection with the closing of the IPO, the board of directors of the general partner adopted the QRE GP, LLC Long Term Incentive Plan (the “LTIP”) for employees, officers, consultants and directors and consultants of the general partner and those of its affiliates, including Quantum Resources Management, who perform services for us. The LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The purpose of awards under the LTIP is to provide additional incentive compensation to employees providing services to us and to align the economic interests of such employees with the interests of our unitholders. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 1.8 million units. Common units cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. As of December 31, 2012,  1,005,178 restricted unit awards had been granted under the LTIP.

Purchase and Sale Agreement

On December 28, 2012, the Fund sold the December 2012 Transferred Properties pursuant to a purchase and sale agreement by and among the Fund, the Partnership and OLLC in exchange for $28.6 million in cash, after customary purchase price adjustments, and the assumption of $115 million in debt.  The December 2012  Transaction was accounted for as a transaction between entities under common control whereby the December 2012 Transferred Properties were recorded at historical book value. As such, the value of the cash and assumed debt in excess of the net assets contributed by the Fund was deemed a $68.9 million distribution to the Predecessor and allocated pro rata to the general partner and existing limited partners.

On October 3, 2011 we completed the acquisition of the October 2011 Transferred Properties including certain oil and gas properties located in the Permian Basin, Ark-La-Tex and Mid-Continent areas from the Fund for an aggregate purchase price of $578.8 million, pursuant to the Purchase Agreement with an effective date of October 1, 2011.

In exchange for the October 2011 Transferred Properties, we assumed $227.0 million in debt from the Fund, which was repaid at closing and issued to the Fund 16,666,667 unregistered Class C Convertible Preferred Units (“Preferred Units”). The Preferred Units will receive a preferred quarterly distribution of $0.21 per Preferred Unit equal to a  4.0% annual coupon on the par value of $21.00, for the first three years following the date of issuance. After three years, the quarterly cash distribution will be equal to the greater of (a) $0.475 per Preferred Unit or (b) the cash distribution payable on each of our common units for such quarter. The Preferred Units are convertible, subject to certain limitations, into common units representing limited partner interests in us on a one-to-one basis, subject to adjustment.

Registration Rights Agreement

In connection with the acquisition of the October 2011 Transferred Properties, on October 3, 2011, we entered into a Registration Rights Agreement with the Fund (the “Registration Rights Agreement”), which granted certain registration rights to the Fund, including rights to (a) cause the Partnership to file with the SEC up to five shelf registration statements under the Securities Act for the resale of the common units to be issued upon conversion of the Preferred Units, and in certain circumstances, the resale of the Preferred Units, and (b) participate in future underwritten public offerings of our common units.

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

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our common unitholders and Class B unitholders and general partner pro rata, including our general partner and our affiliates. As of December 31, 2012, our general partner and its affiliates held 7,145,866 common units, all of the preferred units and 51,036 general partner units. We distributed less than $0.1 million to our general partner during the year ended December 31, 2012. Preferred units receive a separate cash distribution in accordance with our Partnership Agreement.

General Partner Management Incentive Fee

Entities owned or controlled by the following individuals received the following Management Incentive Fees during 2012: (a) Alan Smith’s entity received $1,211,593, (b) John Campbell’s entity received $1,189,075, (c) Wil VanLoh’s entity received $2,645,867, and (d) Toby Neugebauer’s entity received $2,645,867.  Each of the Management Incentive Fee amounts paid to Messrs, Smith, Campbell, VanLoh and Neugebauer reported above are prior to Don Wolf’s share of the 2012 Management Incentive Fee of $31,913 and Cedric Burgher’s share of the 2012 Management Incentive Fee of $11,787 which, in each case, was paid 50% by an entity controlled by Alan Smith and John Campbell and 50% by an entity controlled by Wil VanLoh and Toby Neugebauer.

General Partner’s Right to Convert Management Incentive Fee into Class B Units

From and after the end of the subordination period and subject to the limitations described below, our general partner will have the continuing right, at any time when it has received all or any portion of the management incentive fee for three full consecutive quarters and shall be entitled to receive all or a portion of the management incentive fee for a fourth consecutive quarter, to convert into Class B units up to 80%, such percentage actually converted being referred to as the Applicable Conversion Percentage, of the management incentive fee for the fourth quarter in lieu of receiving a cash payment for such portion of the management incentive fee. Any Conversion Election made during a quarter must be made before payment of the management incentive fee in respect of the previous quarter and will be effective as of the first day of such quarter, and the Class B units issued upon such conversion will be entitled to distributions as if they were outstanding on the first day of such quarter.
The number of Class B units (rounded to the nearest whole number) to be issued in connection with such a conversion will be equal to (a) the product of: (i) the Applicable Conversion Percentage; and (ii) the average of the management incentive fee paid to our general partner for the quarter immediately preceding the quarter for which such fee is to be converted and the management incentive fee payable to our general partner for the quarter for which such fee is to be converted, divided by (b) the cash distribution per unit for the most recently completed quarter.

We refer to such conversion as a “Conversion Election.” The reduction in the management incentive fee as a result of any conversion will directly offset the increase in distributions required by the newly issued Class B units.

In the event of such Conversion Election, unless we experience a change of control, our general partner will not be permitted to exercise the Conversion Election again until (i) the completion of the fourth full calendar quarter following the previous Conversion Election and (ii) the Gross Management Incentive Fee Base has increased to 115% of the Gross Management Incentive Fee Base as of the immediately preceding conversion date.

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

Director Independence

The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner. For a discussion of the independence of the board of directors of our general partner, please see Part III, Item 10. Directors, Executive Officers and Corporate Governance  – Committees of the Board of Directors and Independence Determination.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of our general partner selected PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2012.  The audit committee’s charter requires the audit committee to approve in advance all audit and non–audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit–related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2012 were approved by the audit committee.

Fees paid and expected to be paid to PricewaterhouseCoopers LLP (“PwC”) are as follows:

	Partnership			Predecessor
	2012	2011	2010 (4)	2010 (4)
Audit fees (1)	$1,742	$2,237	$-	$1,492
Audit - related fees (2)	169	-	-	-
Tax fees	329	241	-	-
All other fees (3)	-	-	-	3
Total fees paid to PwC	$2,240	$2,478	$-	$1,495

(1)

Represents fees for professional services provided in connection with the audit of our annual financial statements, review of our quarterly financial statements and audits performed as part of our registration filings.

(2)	Represents audits of acquisition related financial statements and services in connection with, and comfort letters for, our senior notes offering and equity offerings.

(3)	Other fees relate to accounting software fees.

(4)

The Predecessor has borne all IPO and registration audit fees of the Partnership. These fees have been included in the Predecessor’s audit fees for 2010 above. During the ten day Post-IPO period from December 22, 2010 to December 31, 2010, no audit fees were incurred by the Partnership

PART IV

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

3.3	—

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

4.3	—

Indenture dated as of July 30, 2012 among QR Energy, LP, QRE Finance Corporation and QRE Operating, LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 31, 2012.

4.4	—

Registration Rights Agreement dated as of July 30, 2012 among QR Energy, LP, QRE Finance Corporation, QRE Operating, LLC and Citigroup Global Markets Inc., Barclays Capital Inc., Credit Agricole Securities (USA) Inc., RBC Capital Markets, LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 31, 2012.

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

10.7	—

Third Amendment to Credit Agreement dated April 11, 2012, by and among, QRE Operating LLC, QR Energy, LP, QRE GP, LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on April 16, 2012).

10.8	—

Fourth Amendment to Credit Agreement dated as of December 20, 2012, by and among, QRE Operating, LLC, QR Energy, LP, QRE GP, LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed January 16, 2013).

10.9	—

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

10.10+	—

QRE GP, LLC Long-Term Incentive Plan, adopted as of December 22, 2010 (Incorporated by reference to Exhibit 10.5 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

10.11	—

Purchase and Sale Agreement, dated as of September 12, 2011, by and among QR Energy, LP, QRE Operating, LLC, Quantum Resources A1, LP, QAB Carried WI, LP, QAC Carried WI, LP, and Black Diamond Resources, LLC (Incorporated herein by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed September 12, 2011).

10.12	—

Purchase and Sale Agreement, dated as of March 19, 2012, by and among QRE Operating, LLC, Prize Petroleum, LLC and Prize Pipeline, LLC (Incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on March 22, 2012).

10.13	—

Purchase and Sale Agreement, dated as of October 26, 2012, by and among QRE Operating, LLC and an undisclosed private seller (Incorporated by reference to Exhibit 2.1 of the Partnership’s current Report on Form 8-K (File No. 001-35010) filed on November 1, 2012).

10.14	—

Amendment No. 1 to the Purchase and Sale Agreement, dated as of November 1, 2012, by and among QRE Operating, LLC and an undisclosed private seller (Incorporated by reference to Exhibit 2.2 of the Partnership’s current Report on Form 8-K (File No. 001-35010) filed on November 1, 2012).

10.15	—

Purchase and Sale Agreement, dated as of December 28, 2012, by and among QRE Operating, LLC and Quantum Resources A1, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (Incorporated by reference to Exhibit 2.1 of the Partnership’s current Report on Form 8-K (File No. 001-35010) filed on January 3, 2013).

21.1*	—	List of Subsidiaries of QR Energy, LP.
23.1*	—	Consent of PricewaterhouseCoopers LLP.
23.2*	—	Consent of Miller and Lents, Ltd.
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	—	Certification of Chief Executive Officer Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	—	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	—	Report of Miller and Lents, Ltd.

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

                                                             QR Energy, LP

(Registrant)

Date: March 6, 2013                                                By: QRE GP, LLC, its general partner

By: /s/ Cedric W. Burgher

        Cedric W. Burgher

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2013.

Signature	Title (Position with QRE GP, LLC)	Date

/s/ Alan L Smith	Chief Executive Officer and Director	March 6, 2013
Alan L. Smith	(Principal Executive Officer)

/s/ John H. Campbell, Jr.	President, Chief Operating Officer and Director	March 6, 2013
John H. Campbell, Jr.

/s/ Cedric W. Burgher	Chief Financial Officer	March 6, 2013
Cedric W. Burgher	(Principal Financial Officer)

/s/ Gregory S. Roden	Vice President, Secretary and General Counsel	March 6, 2013
Gregory S. Roden

/s/ Lloyd V. DeLano	Chief Accounting Officer	March 6, 2013
Lloyd V. DeLano	(Principal Accounting Officer)

/s/ Richard K. Hebert	Director	March 6, 2013
Richard K. Hebert
/s/ Toby R. Neugebauer	Director	March 6, 2013
Toby R. Neugebauer
/s/ Donald E. Powell	Director	March 6, 2013
Donald E. Powell
/s/ Stephen A. Thorington	Director	March 6, 2013
Stephen A. Thorington

/s/ S. Wil VanLoh, Jr.	Director	March 6, 2013
S. Wil VanLoh, Jr.

/s/ Donald D. Wolf	Chairman of the Board	March 6, 2013
Donald D. Wolf

INDEX TO FINANCIAL STATEMENTS

QR ENERGY, LP AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4

Consolidated Statements of Operations for the Years ended December 31, 2012 and 2011, and the Periods from December 22, 2010
to December 31, 2010, and from January 1, 2010 to December 21, 2010	F-5

Consolidated Statement of Changes in Partners' Capital for the Years ended December 31, 2012 and 2011 and the Period from
December 22, 2010 to December 31, 2010	F-6

Predecessor's Statement of Changes in Partners' Capital for the Period from December 1, 2010 to December 21, 2010	F-7

Consolidated Statements of Cash Flows for the Years ended December 31, 2012 and 2011 and the Periods from December 22, 2010
to December 31, 2010, and January 1, 2010 to December 21, 2010	F-8

Notes to Consolidated Financial Statements	F-9

F–1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of QRE GP, LLC

and the Unitholders of QR Energy, LP

In our opinion, the accompanying consolidated  balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in partners’ capital and cash flows for the two years in the period ended December 31, 2012 and the period from December 22, 2010 to December 31, 2010 present fairly, in all material respects, the financial position of QR Energy, LP and its subsidiaries (the “Partnership”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 and the period from December 22, 2010 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 6, 2013

F–2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of QRE GP, LLC

and the Unitholders of QR Energy, LP

In our opinion, the accompanying consolidated statements of operations, changes in partners' capital and cash flows for the period from January 1, 2010 to December 21, 2010 present fairly, in all material respects, the results of operations and cash flows of QA Holdings, LP and its subsidiaries (the "Predecessor") for the period from January 1, 2010 to December 21, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Predecessor’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

May 4, 2011

F–3

QR ENERGY, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$31,836	$17,433
Accounts receivable	41,897	32,263
Due from affiliate	-	3,734
Due from general partner	165	-
Derivative instruments	45,522	32,683
Prepaid and other current assets	2,642	249
Total current assets	122,062	86,362
Noncurrent assets:
Oil and natural gas properties, using the full cost method of accounting
Evaluated	1,656,146	1,076,828
Unevaluated	11,500	-
Gross oil and natural gas properties	1,667,646	1,076,828
Less accumulated depreciation, depletion and amortization	(203,377)	(97,581)
Total property and equipment, net	1,464,269	979,247
Derivative instruments	76,621	72,814
Deferred taxes	-	270
Other assets	23,575	15,651
Total noncurrent assets	1,564,465	1,067,982
Total assets	$1,686,527	$1,154,344
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Current portion of asset retirement obligations	$1,426	$348
Derivative instruments	8,727	9,569
Accrued and other liabilities	46,284	50,027
Total current liabilities	56,437	59,944
Noncurrent liabilities:
Long-term debt	766,076	615,000
Derivative instruments	16,993	24,489
Asset retirement obligations	125,565	92,213
Deferred taxes	102	-
Other liabilities	6,790	-
Total noncurrent liabilities	915,526	731,702
Commitments and contingencies (See Note 9)
Partners' capital:
Predecessor's capital	-	(52,143)
Class C convertible preferred unitholders (16,666,667 units issued and outstanding as of December 31, 2012 and 2011)	373,068	358,138
General partner (51,036 and 35,729 units issued and outstanding as of December 31, 2012 and 2011)	710	546
Public common unitholders (51,299,278 and 17,292,279 units issued and outstanding as of December 31, 2012 and 2011)	403,757	241,306
Affiliated common unitholders (7,145,866 and 11,297,737 units issued and outstanding as of December 31, 2012 and 2011)	(62,971)	(113,414)
Subordinated unitholders (zero and 7,145,866 units issued and outstanding as of December 31, 2012 and 2011)	-	(71,735)
Total partners' capital	714,564	362,698
Total liabilities and partners' capital	$1,686,527	$1,154,344

See accompanying notes to the consolidated financial statements

F–4

QR ENERGY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Partnership			Predecessor
	Year Ended	Year Ended	December 22 to	January 1 to
	December 31,	December 31,	December 31,	December 21,
	2012	2011	2010	2010
Revenues:
Oil and natural gas sales	$368,189	$356,579	$8,927	$244,572
Processing and other	3,809	4,325	59	8,814
Total revenues	371,998	360,904	8,986	253,386
Operating Expenses:
Production expenses	143,938	132,227	3,498	108,408
Depreciation, depletion and amortization	105,796	94,993	2,588	66,482
Accretion of asset retirement obligations	5,648	4,593	130	3,674
Management fees	-	-	-	10,486
General and administrative	42,275	37,315	925	25,477
Acquisition and transaction costs	4,000	-	-	6,340
Other expense	-	-	-	224
Total operating expenses	301,657	269,128	7,141	221,091
Operating income	70,341	91,776	1,845	32,295
Other income (expense):
Equity in earnings of Ute Energy, LLC	-	-	-	3,782
Realized gains (losses) on commodity derivative contracts	49,800	(72,053)	(289)	5,373
Unrealized gains (losses) on commodity derivative contracts	3,271	119,913	(12,393)	8,204
Gain on equity share issuance	-	-	-	4,064
Interest expense, net	(43,133)	(50,491)	(1,266)	(22,179)
Other income (expense)	-	-	-	482
Total other income (expense), net	9,938	(2,631)	(13,948)	(274)
Income (loss) before income taxes	80,279	89,145	(12,103)	32,021
Income tax (expense) benefit, net	(528)	(850)	66	(108)
Net income (loss)	$79,751	$88,295	$(12,037)	$31,913
Net income (loss) per limited partner unit:
Common unitholders' (basic)	$0.19	$0.10	$(0.21)
Common unitholders' (diluted)	0.19	0.10	(0.21)
Subordinated unitholders' (basic and diluted)	0.11	0.10	(0.21)
Weighted average number of limited partner units outstanding:
Common units (basic)	35,132	28,728	26,298
Common units (dilutive)	35,282	28,728	26,298
Subordinated units (basic and diluted)	6,970	7,146	7,146

See accompanying notes to the consolidated financial statements

F–5

QR ENERGY, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(In thousands)

		Class C
		Convertible		Limited Partners			Total
	Predecessor's	Preferred	General	Public	Affiliated		Partners'
	Capital	Unitholders	Partner	Common	Common	Subordinated	Capital
Balances - December 22, 2010	$304,540	$-	$-	$-	$-	$-	$304,540
Book value of IPO Assets contributed by the Predecessor	(223,736)	-	-	-	137,051	86,685	-
Initial public offering	-	-	-	279,750	-	-	279,750
Deferred tax benefit as a result of IPO	-	-	-	134	101	64	299
Contributions from general partner	-	-	715	-	-	-	715
Contributions from the Predecessor	52,579	-	-	-	-	-	52,579
Other contributions from affiliates	644	-	-	-	113	71	828
Recognition of unit-based awards	-	-	-	20	-	-	20
Distribution to the Fund	-	-	-	-	(183,767)	(116,233)	(300,000)
Net loss	(4,938)	-	(7)	(3,181)	(2,396)	(1,515)	(12,037)
Balances - December 31, 2010	$129,089	$-	$708	$276,723	$(48,898)	$(30,928)	$326,694
Proceeds from over-allotment	-	-	-	41,963	-	-	41,963
Distribution to the Fund	-	-	-	-	(25,727)	(16,273)	(42,000)
Distributions to the Predecessor	(25,507)	-	-	-	-	-	(25,507)
Other contributions from affiliates	17,357	-	-	-	12,366	7,822	37,545
Recognition of unit-based awards	-	-	-	1,351	-	-	1,351
Reduction in units to cover individuals' tax withholding	-	-	-	(215)	-	-	(215)
Distributions to unitholders	-	(3,424)	(63)	(30,673)	(19,854)	(12,557)	(66,571)
Book value of October 2011 Transferred Properties contributed by the Predecessor	(249,331)	-	-	-	-	-	(249,331)
Fair value of Preferred Units issued to the Fund	-	354,500	-	-	-	-	354,500
Fair value of Preferred Units in excess of net assets received from the Fund	-	-	(102)	(49,491)	(32,380)	(20,481)	(102,454)
Amortization of discount on increasing rate distributions	-	3,638	-	-	-	-	3,638
Noncash distribution to preferred unitholders	-	(3,638)	-	-	-	-	(3,638)
Management incentive fee earned	-	-	(1,572)	-	-	-	(1,572)
Net income	76,249	7,062	1,575	1,648	1,079	682	88,295
Balances - December 31, 2011	$(52,143)	$358,138	$546	$241,306	$(113,414)	$(71,735)	$362,698
Distributions to the Predecessor	(37,270)	-	-	-	-	-	(37,270)
Proceeds from unit offerings	-	-	272	376,938	-	-	377,210
Book value of December 2012 Transferred Properties contributed by the Predecessor	45,578	-	-	-	-	-	45,578
Other contributions from affiliates	6,485	-	-	-	4,985	26,606	38,076
Recognition of unit-based awards	-	-	-	3,252	-	-	3,252
Reduction in units to cover individuals' tax withholding	-	-	-	(322)	-	-	(322)
Distributions to unitholders	-	(14,000)	(60)	(55,005)	-	(10,362)	(79,427)
Conversion of subordinated units	-	-	-	-	(53,122)	53,122	-
Amortization of discount on increasing rate distributions	-	14,930	-	-	-	-	14,930
Noncash distribution to preferred unitholders	-	(14,930)	-	-	-	-	(14,930)
Affiliated unit sale to public	-	-	-	(113,325)	113,325	-	-
Consideration paid in excess of the December 2012 Transferred Properties received from the Fund	-	-	(59)	(60,390)	(8,412)	-	(68,861)
Management incentive fee earned	-	-	(6,121)	-	-	-	(6,121)
Net income	37,350	28,930	6,132	11,303	(6,333)	2,369	79,751
Balances - December 31, 2012	$-	$373,068	$710	$403,757	$(62,971)	$-	$714,564

See accompanying notes to the consolidated financial statements

F–6

PREDECESSOR - QA HOLDINGS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(In thousands)

	General Partner	Limited Partners	Predecessor Partners' Capital	Non-controlling Interest	Total Partners' Capital
Balance - December 31, 2009	$(15)	$(1,406)	$(1,421)	$14,733	$13,312
Contributions by partners	141	13,921	14,062	460,802	474,864
Distribution to partners	(9)	(891)	(900)	(29,100)	(30,000)
Amortization of equity awards	16	1,601	1,617	-	1,617
Net income	18	1,794	1,812	30,101	31,913
Balance - December 21, 2010	$151	$15,019	$15,170	$476,536	$491,706

See accompanying notes to the consolidated financial statements

F–7

QR ENERGY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Partnership			Predecessor
	Year Ended	Year Ended	December 22 to	January 1 to
	December 31,	December 31,	December 31,	December 21,
	2012	2011	2010	2010
Cash flows from operating activities:
Net income (loss)	$79,751	$88,295	$(12,037)	$31,913
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation, depletion and amortization	105,796	94,993	2,588	66,482
Accretion of asset retirement obligations	5,648	4,593	130	3,674
Amortization of deferred financing costs	4,973	2,101	61	2,681
Recognition of unit-based awards	3,252	1,351	20	3,470
(Gain) loss on disposal of furniture, fixtures and equipment	-	-	-	(482)
General and administrative expense contributed by affiliates	38,076	34,721	828	-
Unrealized (gains) losses on derivative contracts	(14,987)	(94,999)	12,987	(5,598)
Deferred income tax expense	372	849	(71)	-
Equity in earnings of Ute Energy, LLC	-	-	-	(3,782)
Gain on equity share issuance	-	-	-	(4,064)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(8,531)	(29,029)	(4,278)	(39,727)
Accounts payable and other liabilities	12,800	9,682	2,580	41,378
Net cash provided by operating activities	227,150	112,557	2,808	95,945
Cash flows from investing activities:
Additions to oil and gas properties	(127,352)	(70,426)	(806)	(56,133)
Acquisition of oil and gas properties	(468,009)	(3,044)	(77,864)	(891,870)
Additions to furniture, equipment and other	-	-	-	(1,934)
Proceeds from sale of oil and gas properties	3,082	1,327	-	890
Proceeds from sale of other assets	-	-	-	170
Property acquisition deposit	-	-	-	(8,000)
Net cash used in investing activities	(592,279)	(72,143)	(78,670)	(956,877)
Cash flows from financing activities:
Proceeds from unit offering, net of offering costs	376,938	41,963	279,750	-
Proceeds from senior note offering, net of underwriter discount	295,860	-	-	-
Distributions to the Fund	-	(42,000)	(300,000)	-
Proceeds from issuance of units to the General Partner	115	715	-	-
Management incentive fee paid to the General Partner	(7,692)	-	-	-
Distributions to unitholders	(96,472)	(46,026)	-	-
Intercompany financing from the Fund	-	-	387	-
Contributions by partners and non-controlling interest owners	-	-	-	474,864
Distributions to partners and non-controlling interest owners	-	-	-	(30,000)
Contributions from (distributions to) the Predecessor	(34,973)	(25,507)	52,579	-
Proceeds from bank borrowings	476,500	275,000	248,000	584,383
Repayments on bank borrowings	(506,500)	-	-	-
Repayment of debt assumed from the Fund	(115,000)	(227,000)	(200,000)	(113,752)
Units withheld for employee payroll tax obligation	(322)	-	-	-
Deferred financing costs	(8,922)	(2,321)	(2,659)	(12,047)
Net cash provided by (used in) financing activities	379,532	(25,176)	78,057	903,448
Increase in cash	14,403	15,238	2,195	42,516
Cash at beginning of period	17,433	2,195	-	17,156
Cash at end of period	$31,836	$17,433	$2,195	$59,672

See accompanying notes to the consolidated financial statements

F–8

QR Energy, LP

Notes to Consolidated Financial Statements

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

NOTE 1 — ORGANIZATION AND OPERATIONS

QR Energy, LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed on September 20, 2010 to acquire oil and gas assets from our affiliated entity, QA Holdings, LP (the “Predecessor”) and other third party entities in order to enhance and exploit oil and gas properties.  We currently have oil and gas related properties in Alabama, Arkansas, Florida, Kansas, Louisiana, Michigan, New Mexico, Oklahoma and Texas. Certain of the Predecessor’s subsidiaries (collectively known as the “Fund”) include Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC. Quantum Resources Management, LLC (“QRM”) provides management and operational services for us and the Fund. Our general partner is QRE GP, LLC (or “QRE GP”). We conduct our operations through our wholly owned subsidiary QRE Operating, LLC (“OLLC”). Our wholly owned subsidiary, QRE Finance Corporation (“QRE FC”), has no material assets and was formed for the sole purpose of serving as a co-issuer of our debt securities.

We completed our initial public offering (“IPO”) of 15,000,000 common units representing limited partner interests in the Partnership on December 22, 2010 (the “IPO Closing Date”). Net proceeds from the IPO were approximately $280 million. On the IPO Closing Date, a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”) was executed by and among the Fund, the Partnership and QRE GP, see Note 15 – Related Party Transactions for details, with net assets contributed by the Fund to the Partnership (“IPO Assets”) using historical book value of the Fund as the transaction is a transfer of assets between entities under common control. In exchange for the net assets, the Fund received 11,297,737 common and 7,145,866 subordinated limited partner units. QRE GP made a capital contribution to the Partnership in exchange for 35,729 general partner units. The underwriters exercised their option in full for 2,250,000 common units issued by the Partnership. Net proceeds from the sale of these common units, after deducting offering costs, were approximately $42 million.

On October 3, 2011, the Fund sold certain oil and gas properties to the Partnership (the “October 2011 Transferred Properties”) pursuant to a purchase and sale agreement (the “October 2011 Purchase Agreement”) by and among the Fund, the Partnership and OLLC in exchange for 16,666,667 Class C Convertible Preferred Units (“Preferred Units”) and the assumption of $227 million in debt (the “October 2011 Transaction”).  The fair value of the Preferred Units on October 1, 2011 was $21.27 per unit or $354.5 million with net assets of $252.0 million contributed to the Partnership by the Fund. The October 2011Transaction was accounted for as a transaction between entities under common control whereby the October 2011 Transferred Properties were recorded at historical book value. As such, the value of the Preferred Units in excess of the net assets contributed by the Fund was deemed a $102.5 million distribution from the Partnership and allocated pro rata to the general partner and existing limited partners.  Net assets contributed by the Fund comprised the following:

Oil and gas properties, net	$441,207
Gas processing equipment, net	251
Derivative instrument asset, net	64,671
Deferred tax asset	205
Long-term debt	(227,000)
Asset retirement obligation	(26,294)
Natural gas imbalance	(3,709)
Book value of net assets	249,331
Purchase price adjustments	2,715
Net assets contributed by the Predecessor (1)	$252,046

F–9

(1)

The net assets contributed to us include the historical book value of the Predecessor as prescribed by our accounting policy for transactions between entities under common control in Note 2 – Summary of Significant Accounting Policies and a $2.7 million purchase price adjustment for natural gas imbalances in accordance with the purchase and sale agreement.

On April 20, 2012, we closed the acquisition of primarily oil properties from Prize Petroleum, LLC and Prize Petroleum Pipeline, LLC (collectively “Prize”) for $225.1 million in cash after customary purchase price adjustments (the “Prize Acquisition”).  Refer to Note 4 – Acquisitions for further details.

On December 4, 2012, we closed the acquisition of mature, legacy predominantly oil properties (“the East Texas Oil Field Properties”) from an undisclosed private seller located in East Texas for $214.3 million in cash subject to customary purchase price adjustments (the “East Texas Oil Field Acquisition”). Refer to Note 4 – Acquisitions for further details.

On December 28, 2012, the Fund sold certain oil and gas properties to the Partnership (the “December 2012 Transferred Properties”) pursuant to a purchase and sale agreement (the “December 2012 Purchase Agreement”) by and among the Fund, the Partnership and OLLC in exchange for $28.6 million in cash, after customary purchase price adjustments, and the assumption of $115 million in debt (the “December 2012 Transaction”).  The December 2012  Transaction was accounted for as a transaction between entities under common control whereby the December 2012 Transferred Properties were recorded at historical book value. As such, the cash paid in excess of the net assets contributed by the Fund was deemed a $68.9 million distribution to the Predecessor and allocated pro rata to the general partner and existing limited partners. Net assets contributed by the Fund comprised the following:

Oil and gas properties
Evaluated	$141,315
Accumulated depreciation, depletion, and amortization	(45,416)
Other assets (1)	10,732
Derivative instruments, net	(2,948)
Long-term debt	(115,000)
Asset retirement obligation	(34,261)
Book value of net assets	(45,578)
Purchase price adjustment	5,270
Net assets contributed by the Predecessor (2)	$(40,308)

(1)	Represents a reclamation deposit in escrow as security for abandonment and redemption obligations.

(2)

The net assets contributed to us include the historical book value of the Predecessor as prescribed by our accounting policy for transactions between entities under common control in Note 2 – Summary of Significant Accounting Policies and a $5.3 million purchase price adjustment related to novated derivatives unwound by the Partnership.

As of December 31, 2012, our ownership structure comprised a 0.1% general partner interest held by QRE GP, a 31.7% limited partner interest held by the Fund, represented by all of our preferred units and 7,145,866 common units, and a 68.2% limited partner interest held by the public unitholders. As of December 31, 2011, our ownership structure comprised a 0.1% general partnership interest held by QRE GP, a 67% limited interest held by the Fund which included all of our preferred units and subordinated units, and a 32.9% limited partner interest held by the public unitholders.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2012 and 2011. These financial statements also include the results of our operations and cash flows for the years ended December 31, 2012 and 2011, the period of December 22 to December 31, 2010 and those of our

F–10

Predecessor for the period of January 1, 2010 to December 21, 2010, and changes in partners’ capital for the years ended December 31, 2012 and 2011 and for the period from December 22 to December 31, 2010. These consolidated financial statements include our subsidiaries and all of the subsidiaries of the Predecessor.

Our consolidated statement of operations and consolidated statement of cash flows for the period from December 22 to December 31, 2010 reflect activity since the IPO Closing Date. We had no activity from September 20, 2010 (inception) to December 21, 2010.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. Certain line items previously reported on the Predecessor’s consolidated statement of operations and statement of cash flows have been combined based on materiality as allowed under GAAP and Securities and Exchange Commission (“SEC”) rules for financial statements and related disclosures. Certain reclassifications have been made to the previous years to conform to the 2012 presentation. These reclassifications do not affect the totals for current assets, current liabilities, noncurrent assets, noncurrent liabilities, revenue, operating expenses, other income (expenses), net income or cash flows.

Because affiliates of the Fund own 100% of QRE GP and an aggregate 31.7% limited partner interests in us, including all preferred units, each acquisition of assets from the Predecessor is considered a transaction between entities under common control. As a result, the Partnership is required to revise its previously issued financial statements to include the activities of the October 2011 Transferred Properties and the December 2012 Transferred Properties as if they were acquired by the Partnership from the date of our IPO.

The Partnership’s financial statements have been prepared in this annual report on Form 10-K to include the results attributable to the October 2011 Transferred Properties and the December 2012 Transferred Properties as if the Partnership owned such assets for all periods presented by the Partnership including the period from December 22, 2010 to December 31, 2010 and the years ended December 31, 2011 and 2012 as the transactions were between entities under common control. The consolidated financial statements for periods prior to the Partnership’s acquisition of the October 2011 Transferred Properties and the December 2012 Transferred Properties have been prepared from the Predecessor’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported. See our accounting policy for transactions between entities under common control below.

Net income attributable to the October 2011Transferred Properties and the December 2012 Transferred Properties for periods prior to the Partnership’s acquisition of such assets was not available for distribution to the Partnership’s unitholders.  Therefore, this income is not allocated to the limited partners for purposes of calculating net income per common unit.

Revised Balance Sheet

Our historical balance sheet as of December 31, 2011 was impacted based on revisions from the December 2012 Transferred Properties with an increase in total assets of $97.3 million comprising of an increase in noncurrent assets. Total liabilities and partners’ capital was also increased by $97.3 million comprising increases of $149.4 million in noncurrent liabilities and decreases of $52.1 million in predecessor’s capital.

Revised Statement of Operations

Our statement of operations for the year ended December 31, 2012 was impacted by the December 2012 Transferred Properties resulting in an increase in net income of $37.3 million comprising increases of $109.3 million in revenues, $69.7 million in operating expenses (including $41.5 million in production expenses and $28.1 million in other operating expenses), $2.4 million in unrealized gains on commodity derivatives and $4.7 million in interest expense.

Our historical statement of operations for the year ended December 31, 2011 was impacted based on revisions from the December 2012 Transferred Properties with an increase in net income of $27.2 million comprising increases of $101.1 million in revenues, $68.3 million in operating expenses (including $44.2 million in production

F–11

expenses and $24.1 million in other operating expenses), $0.6 million in unrealized losses on commodity derivatives and $5.0 million in interest expense.

Our historical statement of operations for the period from December 22, 2010 to December 31, 2010 was impacted based on revisions from the December 2012 Transferred Properties with a decrease in net loss of less than $0.1 million comprising increases of $2.3 million in revenues, $1.8 million in operating expenses (including $1.1 million in production expenses and $0.7 million in other operating expenses), $0.3 million in unrealized losses on commodity derivatives and $0.1 million in interest expense.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates particularly significant to the financial statements include the following:

•	Estimates of our reserves of oil, natural gas and natural gas liquids (“NGL”);
•	Future cash flows from oil and gas properties;
•	Depreciation, depletion and amortization expense;
•	Asset retirement obligations;
•	Fair values of derivative instruments;
•	Unit based compensation;
•	Fair values of assets acquired and liabilities assumed from business combinations; and
•	Natural gas imbalances.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The majority of cash and cash equivalents are maintained with a major financial institution in the United States. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant default risk.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We use the specific identification method of providing allowances for doubtful accounts. As of December 31, 2012 and 2011, the allowance for doubtful accounts was not material.

F–12

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

The ceiling calculation utilizes prices calculated as a twelve-month average price using first day of the month prices and costs in effect as of the last day of the period are held constant.  The prices used are adjusted for basis or location differentials, product quality, energy content and transportation fees. A ceiling test write-down is a charge to earnings and cannot be reinstated even if the cost ceiling increases at a subsequent reporting date.

There were no write-downs required by us during the years ended December 31, 2012 and 2011 or the period from December 22, 2010 to December 31, 2010. No write-down was required by the Predecessor for the period from January 1, 2010 to December 21, 2010. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that we could incur a write-down.

Depletion. The provision for depletion of proved oil and gas properties is calculated on the units-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves. The Partnership and the Predecessor calculate depletion on a quarterly basis.

Unevaluated Properties.  In connection with the Prize Acquisition and the East Texas Oil Field Acquisition, we acquired unevaluated properties which are not being depleted pending determination of the existence of proved reserves.  Unevaluated properties are assessed periodically to ascertain whether there is a probability of obtaining proved reserves in the future.  When it is determined that these properties have been promoted to a proved reserve category or there is no longer any probability of obtaining proved reserves from the properties, the costs associated with these properties are transferred into the amortization base to be included in the depletion calculation and subject to the ceiling test. Unevaluated properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geological data obtained relating to the properties.  Where it is not practical to assess properties individually as their costs are not individually significant, such properties are grouped for purposes of the periodic assessment.

Transactions Between Entities Under Common Control

From time to time we enter into transactions whereby we receive a transfer of certain oil and natural gas assets from our Predecessor with units issued or cash paid us. We account for the net assets received using the historical book value of the Predecessor as these are transactions between entities under common control. Our historical financial statements have been revised to include the results attributable to the assets contributed from the Predecessor as if we owned such assets for all periods presented by the Partnership.

F–13

Oil and Gas Properties Received. The historical book value of oil and gas properties received from the Predecessor is determined using the ratio of the value, based on  a discounted cash flow model, of the reserves contributed to the total value of the Predecessor’s oil and gas reserves at the beginning of the earliest revised period. This ratio is then applied to the book value of oil and gas properties to determine the beginning book value of the contributed properties. This reserve ratio was also applied to determine the book value of any additions made to the assets contributed by the Predecessor during the revision period.

Long-Term Debt Assumed. The historical book value and related activity of long-term debt assumed from the Predecessor was determined by using the effective date amount of debt assumed per the October 2011 Purchase Agreement and the December 2012 Purchase Agreement. The Partnership’s financial statements include the beginning IPO Closing Date balance, borrowings and repayments of the assumed debt to properly reflect these debt transactions as if the Partnership owned the October 2011 Transferred Properties and the December 2012 Transferred Properties for the periods presented by the Partnership.

Asset Retirement Obligations Received. The historical book value and related activity of asset retirement obligations received from the Predecessor was determined by using the specific obligations related to the properties listed in the October 2011 Purchase Agreement and the December 2012 Purchase Agreement. These asset retirement balances as of the effective date of the purchase agreements and all related previous activity dating back to the IPO Closing Date are included in the Partnership’s financial statements.

Other Assets Received. The historical book value and related activity of other assets received from the Predecessor was determined by using the assets listed in the December 2012  Purchase Agreement. The balances of these assets as of the effective date of the December 2012 Purchase Agreement and all related previous activity dating back to the IPO Closing Date are included in the Partnership’s financial statements.

Derivative Instruments Received. The historical book value and related activity of commodity and interest rate derivative instruments received from the Predecessor was determined by using the instruments listed in the October 2011 Purchase Agreement and the December 2012 Purchase Agreement. The balances of these derivative instruments as of the effective date of the purchase agreements and related previous unrealized gains and losses and modifications dating back to the IPO Closing Date are included in the Partnership’s financial statements.

Other Liabilities Assumed. The historical book value and related activity of other liabilities assumed including natural gas imbalances received from the Predecessor was determined by using the specific obligations related to the properties listed in the October 2011 Purchase Agreement. The balances of these obligations as of the effective date of the October 2011 Purchase Agreement and all related previous activity dating back to the IPO Closing Date are included in the Partnership’s financial statements.

Oil and Gas Revenues and Expenses. Oil and gas revenues and expenses related to the October 2011Transferred Properties and the December 2012 Transferred Properties were determined based on operating activity for the specific properties listed in the October 2011 Purchase Agreement and the December 2012 Purchase Agreement.  All oil and gas revenues and expense activity are included in the Partnership’s financial statements dating back to the IPO Closing Date.

General and Administrative Expenses. The G&A expense attributable to the October 2011Transferred Properties and the December 2012 Transferred Properties was determined by the ratio of production for the October 2011 Transferred Properties and the December 2012 Transferred Properties to the total Predecessor’s production.  This ratio was applied to the specific properties listed in the October 2011 Purchase Agreement and the December 2012 Purchase Agreement.  All G&A expense identified is included in the Partnership’s financial statements dating back to the IPO Closing Date.

Business Combinations

We account for all business combinations using the purchase method, in accordance with GAAP. Under the purchase method of accounting, the purchase price is based upon the fair value of the consideration given, whether in the form of cash, assets, equity or the assumption of liabilities. The assets acquired and liabilities assumed are

F–14

measured at their fair values. The difference between the fair value of assets acquired and liabilities assumed and the purchase price of the entity, if any, is recorded as either goodwill or a bargain purchase gain. The Partnership has not recognized any goodwill from business combinations.

Oil and Gas Reserve Quantities

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion are made concurrently with changes to reserve estimates. We disclose reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. Our independent reserve engineers also adhere to the SEC definitions when preparing their reserve reports.

Asset Retirement Obligations

We have significant obligations to plug and abandon oil and natural gas wells and related equipment at the end of oil and natural gas production operations. We incur these liabilities upon acquiring or drilling a well. GAAP requires entities to record the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, changes in the present value of the liability are accreted and expensed. The capitalized asset costs are depleted as a component of the full cost pool. The fair values of additions to the ARO liability are estimated using present value techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandonment costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) inflation factors; and (iv) a credit-adjusted risk free rate. Future revisions to ARO estimates will impact the present value of existing ARO liabilities and corresponding adjustments will be made to the capitalized asset retirement costs balance. Upon settlement of the liability, we adjust the full cost pool to the extent the actual costs differ from the recorded liability. See Note 7 – Asset Retirement Obligation.

Deferred Financing Costs

Costs incurred in connection with the execution or modification of our debt arrangements are capitalized and charged to interest expense over the term of the debt instrument. The net capitalized costs associated with our revolver are adjusted for downward revisions to the borrowing base.

Derivatives

We monitor our exposure to various business risks, including commodity price risks, and use derivatives to manage the impact of certain of these risks. Our policies do not permit the use of derivatives for speculative purposes. We use commodity derivatives for the purpose of mitigating risk resulting from fluctuations in the market price of oil and natural gas.

We have elected not to designate our derivatives as hedging instruments. Derivative instruments are recognized on the balance sheet as either assets or liabilities measured at fair value. Gains and losses on derivatives, including realized and unrealized gains and losses, are reported as nonoperating income or expense on the statements of operations in “Gains (losses) on commodity derivatives.” Realized gains and losses represent amounts related to the settlement of commodity derivatives which are aligned with the underlying production. Unrealized gains and losses represent the change in fair value of the derivative instruments and are noncash items. See Note 5 – Fair Value Measurements and Note 6 – Derivative Activities.

Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties or groups of counterparties. The credit worthiness of the counterparties is subject to continual review. We believe the risk of nonperformance by our counterparties is low. Full performance is anticipated, and we have no past-due balances from our counterparties. In addition, although we have the ability to elect to enter into netting agreements under our derivative instruments with certain of our counterparties, we have properly presented all asset and liability positions without netting. See Note 6 – Derivative Activities.

Contingencies

F–15

A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated. A process is used to determine when expenses should be recorded for these contingencies and the estimate of reasonable amounts for the accrual. We closely monitor known and potential legal, environmental and other contingencies, and periodically determine when we should record losses for these items based on information available. Based on management’s assessment, no contingent liabilities have been recorded by the Partnership as of December 31, 2012 or 2011, with the exception of an environmental liability acquired in the Prize Acquisition. See Note 9 – Commitments and Contingencies for further details.

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

In 2012, we evaluated our concentration of credit risk by evaluating transactions from our assets as if we owned the December 2012 Transferred Properties for the entire year. This analysis of our revenue process resulted in three customers accounting for 12%, 13% and 33% of our oil, natural gas and NGL revenues.

In 2011, we evaluated our concentration of credit risk by evaluating transactions from our assets as if we owned the October 2011 Transferred Properties and the December 2012 Transferred Properties for the entire year. This analysis of our revenue process resulted in three customers accounting for 11%, 12%, and 29% of our oil, natural gas and NGL revenues.

In 2010, we evaluated our concentration of credit risk by evaluating transactions from our assets as if we owned the IPO Assets, October 2011 Transferred Properties and the December 2012 Transferred Properties for the entire year. This analysis of our revenue process resulted in two customers accounting for 23% and 34% of our oil, natural gas and NGL revenues.

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

F–16

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

There was no beneficial conversion feature as our common units were trading below the $21.27 per unit fair value of the Preferred Units as of December 31, 2012.

Revenue Recognition

Revenues from oil, NGL and gas sales are recognized upon delivery and passage of title when evidence of arrangement exists and collectability is reasonably assured. Gas imbalances are recognized using the sales method, net of any royalty interests or other profit interests in the produced product. Revenues from natural gas production may result in more or less than our pro rata share of production from certain wells. Under the sales method for natural gas sales and natural gas imbalances, when our sales volumes exceed our entitled share and the overproduced balance exceeds our share of remaining estimated proved natural gas reserves for a given property, we record a liability. See Note 13 – Accrued and Other Liabilities.

General and Administrative Expenses

The Partnership shares general and administrative expenses with other affiliates who also receive management and accounting services from QRM, but the Partnership is not required to reimburse QRM for its expenses incurred on its behalf during the period covered by the Services Agreement as defined in Note 15 – Related Party Transactions. The administrative services fee, as discussed in Note 15 – Related Party Transactions, is the only expense which is reimbursable by the Partnership to QRM.  This allocation methodology, based on relative production volumes,  has been reviewed and approved by QRE GP’s board of directors, including independent directors, as a reasonable method of sharing these expenses with the Fund and provides for a reasonably accurate depiction of what our general and administrative expenses would be on a stand-alone basis without affiliations with the Fund or QRM.  After December 31, 2012, the Partnership will be required to reimburse QRM for its share of allocable general and administrative expenses based on the estimated use of such services.

Our potential sources of general and administrative expenses through December 31, 2012, comprise the following types of expenses:

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

Through 2012, our general and administrative expenses, for any quarter therein, were comprised of Direct G&A, the administrative service fee and Allocated G&A in excess of the administrative service fee. We were not required to reimburse QRM for Allocated G&A in excess of administrative service fees during the term of the

F–17

Services Agreement. Therefore, these allocated expenses will be recorded as capital contributions from the Fund in our Consolidated Statement of Partner’s Capital.

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

Beginning on January 1, 2013, our general and administrative expenses for each quarter will comprise of Direct G&A and Allocated G&A. The allocated G&A will be based on the allocation of charges between the Fund and us based on the estimated use of such services by each party.  The fee will include direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics.  If the Fund raises a second fund, the quarterly administrative services costs will be further divided to include the second fund as well.

Management Incentive Fee

Under our partnership agreement, as amended, for each quarter for which we pay distributions that are equal or greater than 115% of our minimum quarterly distribution (which we refer to as our “Target Distribution”), QRE GP will be entitled to a quarterly management incentive fee, payable in cash, equal to 0.25% of a management incentive fee base. With the expiration of the subordination period on December 22, 2012 and having received three full quarters of management incentive fees, QRE GP became eligible to convert up to 80% of its fourth quarter 2012 management incentive fee for 6,133,558 Class B units. On February 22, 2013, QRE GP elected to convert 80% of their fourth quarter management incentive fee and, on March 4, 2013, received 6,133,558 Class B units.  The calculation of the management incentive fee and conversion and the current year expense is discussed further in Note 15 – Related Party Transactions to the consolidated financial statements.

Income Taxes

We are treated as a partnership for federal income tax purposes. Generally, all of our federal taxable income and losses are reported on the income tax returns of the partners, and therefore, no provision for federal income taxes has been recorded in our accompanying consolidated financial statements.

We are also subject to the Texas Margin tax and our income taxes are entirely attributable to the Texas Margin Tax which is derived from our taxable income apportioned to Texas. We recorded a deferred tax asset of $0.3 million and $0.3 million related to our operations located in Texas as of December 31, 2012 and 2011 and a deferred tax liability of $0.4 million and less than $0.1 million as of December 31, 2012 and 2011. The deferred tax asset and deferred tax liability are presented net as a deferred tax liability of $0.1 million on the consolidated balance sheet as of December 31, 2012 and as a deferred tax asset of $0.3 million on the consolidated balance sheet as of December 31, 2011. Our provision for income taxes was a net expense of $0.5 million and $0.9 million for years ended December 31, 2012 and 2011 and a net benefit of $0.1 million for the period December 22 to December 31, 2010.

We expect to realize the benefit of the remaining asset in future periods through the generation of future taxable income and utilization of depletion deductions.

Net Income (Loss) per Limited Partner Unit

Net income (loss) per limited partner unit is determined by dividing net income available to the limited partners, after deducting distributions to preferred unitholders and the general partner’s 0.1% interest in net income, by the weighted average number of limited partner units outstanding for the years ended December 31, 2012 and 2011, and the period from December 22, 2010 to December 31, 2010. Income from the October 2011 Transferred Properties and the December 2012 Transferred Properties is excluded from the calculation of net income (loss) per limited partner as the income relates to the Predecessor operations. The Preferred Units and the management incentive fee,

F–18

to the extent eligible for conversion into Class B units, are contingently convertible and will be included in the denominator for diluted income per unit unless they are anti-dilutive. See Note 11 – Net Income (Loss) Per Limited Partner Unit.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, derivatives and long–term debt. The carrying amounts of our financial instruments other than derivatives and long-term debt approximate fair value because of the short-term nature of the items. Derivatives are recorded at fair value. The carrying value of our debt under the Revolving Credit Facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. The Senior Notes are recorded at historical cost. See Note 5 – Fair Value Measurements.

Business Segment Reporting

We operate in one reportable segment engaged in the development, exploitation and production of oil and natural gas properties. All of our operations are located in the United States.

Equity-Based Compensation

We have granted equity-classified restricted unit awards which we account for at fair value. Restricted unit awards, net of estimated forfeitures, are expensed over the requisite service period.  As each award vests, an adjustment is made to compensation cost for any difference between the estimated forfeitures and the actual forfeitures related to the vested awards. For equity-based awards that contain service conditions, compensation cost is recorded using the straight-line method.  For equity-based performance awards that contain a market condition, we estimate the grant date fair value based on the fair value derived from the Monte Carlo model and record the expense using the straight-line method over the performance period.

As of December 31, 2012 and 2011, we have granted awards to employees of QRM who performed services for us. We record these compensation costs as direct general and administrative expenses. See Note 12 – Equity Based Compensation.

Accounting Policies Applicable to the Predecessor

Management Fees

The Predecessor paid an affiliated entity to provide management services for the operation and supervision of its limited partnerships.  During 2010, the Predecessor determined it had over paid management fees by $0.8 million, spread over the last four years since inception in 2006.  This amount was repaid in 2010 and thus reduced operating expenses.  After evaluating the quantitative and qualitative aspects of these out-of-period errors, the Predecessor concluded its previously issued financial statements were not materially misstated and the effect of recognizing these adjustments in the 2010 financial statements were not material to the 2010 results  of operations, financial position and cash flows.

Equity Investment

The Predecessor has an investment in an unconsolidated entity in which the Predecessor does not own a majority interest but does have significant influence over, and is accounted for under the equity method. Under the equity method of accounting, the Predecessor's share of net income or loss from its equity affiliate is reflected as an increase (decrease) in its investment account in "Other noncurrent assets" and is also recorded as "Equity in earnings of Ute Energy, LLC" in "Other income or expenses, respectively." Distributions from the equity affiliate are recorded as reductions of the Predecessor's investment and contributions to the equity affiliate are recorded as increases of the Predecessor's investment. The Predecessor reviews its equity method investment for potential impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in the value of the investment has occurred.    See Note 16 – Predecessor’s Unconsolidated Investment in Ute Energy, LLC.

F–19

Employee Benefit Plan

The Predecessor has a 401(k) savings plan available to all eligible employees. The Predecessor matches 100% of employee contributions up to a certain percentage of the employee’s salary. Matching contributions vest immediately.

Equity-Based Compensation

The Predecessor has various forms of equity-based and liability-based compensation outstanding under its employee compensation plan. Awards classified as equity are valued on the grant date and are recognized as compensation expense over the vesting period. Awards classified as liabilities are revalued at each reporting period and changes in the fair value of the options are recognized as compensation expense over the vesting periods of the awards. See Note 12 – Equity-Based Compensation for further information.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs  (“ASU 2011-04”). The amendments in ASU 2011-04 are the result of the FASB's and the International Accounting Standards Board's (“IASB”) work to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP in the United States and the International Financial Reporting Standards (“IFRS”). ASU 2011-04 explains how to measure fair value and changes the wording used to describe many of the fair value requirements in GAAP, but does not require additional fair value measurements. This guidance becomes effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. This update was adopted by us on January 1, 2012 and it did not have a material impact on our financial position, results of operations or cash flows; however, additional disclosures were added to Note 5 – Fair Value Measurements.

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

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The ASU clarifies that ASU 2011-11, discussed above, ordinary trade receivables and receivables are not in the scope of ASU 2011-11. This ASU issuance does not change our evaluation of ASU 2011-11 on our disclosures as noted above.

NOTE 3 — OIL AND GAS ASSETS

Costs Excluded From Amortization

Unevaluated oil and natural gas properties not subject to amortization as of December 31, 2012 and 2011 consisted of the following:

Balance as of December 31, 2011	$-
Acquisitions incurred in 2012	11,500
Balance as of December 31, 2012	$11,500

F–20

The total costs excluded from the amortization base were obtained in the Prize Acquisition and East Texas Oil Field Acquisition in 2012. We believe that our evaluation activities related to all of our properties not subject to amortization will be completed within five years.

NOTE 4 —  ACQUISITIONS

Partnership Third Party Acquisitions

Prize Acquisition

On April 20, 2012 we closed the Prize Acquisition. We acquired predominantly low decline, long life oil properties, almost all of which are located in the Ark-La-Tex area, for $225.1 million in cash after customary purchase price adjustments. The acquired properties had estimated proved reserves as of December 31, 2011 utilizing SEC case pricing of 13.3 MMBoe. The acquisition had an effective date of January 1, 2012. The costs associated with the Prize Acquisition of $1.1 million are recorded in “Acquisition and transaction costs” in the consolidated statement of operations for the year ended December 31, 2012. In conjunction with the Prize Acquisition, we assumed an estimated environmental liability of $1.9 million. Refer to Note 9 – Commitments And Contingencies for further details. Since the closing date, revenues of $24.6 million and operating expenses of $8.3 million related to the operation of the Prize properties are included in the consolidated statements of operations for the year ended December 31, 2012. The Prize Acquisition qualified as a business combination and was accounted for under the purchase method of accounting. The fair value measurements of the oil and gas properties and asset retirement obligations were measured using valuation techniques and unobservable inputs that convert future cash flows to a single discounted amount.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed as of the acquisition closing date (in thousands):

Oil and gas properties
Evaluated	$226,670
Unevaluated	6,100
Asset retirement obligation	(4,738)
Environmental liability	(1,891)
Other current liabilities	(993)
Net assets acquired	$225,148

The above estimated preliminary fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

East Texas Oil Field Acquisition

On December 4, 2012 we closed the East Texas Oil Field Acquisition. We acquired the East Texas Oil Field Properties for $214.3 million in cash subject to customary purchase price adjustments. The acquired properties had estimated proved reserves of 10.8 MMBoe as of December 31, 2011 utilizing SEC case pricing. The acquisition had an effective date of November 1, 2012. The costs associated with the East Texas Oil Field Acquisition of $0.3 million are recorded in “Acquisition and transaction costs” in the consolidated statement of operations for the year ended December 31, 2012. Since the closing date, revenues of $3.1 million and operating expenses of $1.1 million related to the operation of the East Texas Oil Field Properties are included in the consolidated statement of operations for the year ended December 31, 2012. The East Texas Oil Field Acquisition qualified as a business combination and was accounted for under the purchase method of accounting. The fair value measurements of the oil and gas properties and asset retirement obligations were measured using valuation techniques and unobservable inputs that convert future cash flows to a single discounted amount.

F–21

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed as of the acquisition closing date:

Oil and gas properties
Evaluated	$215,693
Unevaluated	5,400
Other Assets	1,900
Asset retirement obligation	(9,843)
Other current liabilities	(1,190)
Net assets acquired	$211,960
Estimated Purchase Price Adjustment (1)	2,346
Cash paid at closing	214,306

(1)	Receivable from seller for customary purchase price adjustments recorded in prepaid and other current assets.

The above estimated preliminary fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Pro forma Financial Data

The following unaudited pro forma financial information presents a summary of the Partnership’s consolidated results of operations for the years ended December 31, 2012 and 2011, assuming the Prize Acquisition and the East Texas Oil Field Acquisition had been completed as of January 1, 2011, including adjustments, such as increased depreciation and amortization expense on the assets acquired from the Prize Acquisition and the East Texas Oil Field Acquisition to reflect the values assigned to the net assets acquired. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Year Ended
	(Unaudited)
	December 31, 2012	December 31, 2011
	Pro Forma	Pro Forma
Total revenues	$429,296	$443,948
Operating income	$96,177	$125,322
Net income	$100,834	$115,842
Net income per unit:
Common unitholders' (basic)	$0.63	$0.69
Common unitholders' (diluted)	$0.60	$0.69
Subordinated units (basic and diluted)	$0.66	$0.69

Partnership Affiliated Acquisitions

On December 28, 2012, we completed our acquisition of the December 2012 Transferred Properties from the Fund in exchange of $28.6 million in cash, after customary purchase price adjustments, and the assumption of $115 million in debt. The net assets were recorded by the Partnership using historical book value of the Fund as the acquisition is a transaction between entities under common control. Our historical financial statements were revised to include the results attributable to the December 2012 Transferred Properties as if we owned the properties for all periods presented in our consolidated financial statements. See Note 1 – Organization and Operations for further disclosures regarding this transaction. See Note 2 – Summary of Significant Accounting Policies for further discussion regarding the accounting policies for transactions between entities under common control.

Effective October 1, 2011, we completed our acquisition of the October 2011 Transferred Properties from the Fund for an aggregate purchase price of $578.8 million (after customary purchase price adjustments). The net assets

F–22

were recorded by the Partnership using historical book value of the Fund as the acquisition is a transaction between entities under common control. See Note 1 – Organization and Operations for further disclosures regarding this transaction.

The Partnership’s Allocation of Melrose Acquisition by the Predecessor

A portion of the October 2011 Transferred Properties includes the Predecessor’s assets acquired from Melrose Energy Company (“the Melrose Acquisition”), on December 22, 2010 subsequent to our IPO, which qualifies as a business combination. The following table summarizes our allocated share of the consideration paid by the Predecessor for Melrose and our allocated share of the final fair value of the assets acquired and liabilities assumed as of December 22, 2010.

Allocated cost of Predecessor's acquisition	$77,763

Oil and gas properties	$82,781
Asset retirement obligations	(5,018)
Total identifiable net assets	$77,763

Predecessor Third Party Acquisition

Denbury Properties

On May 14, 2010, the Predecessor completed an acquisition to acquire certain oil and natural gas properties from Denbury Resources, Inc. (“Denbury”) for $893 million (the “Denbury Properties”). The Denbury Properties are located in the Permian Basin, Mid Continent and Ark-La-Tex. Total proved reserves of the acquired properties were estimated to be 77 MMBoe as of May 14, 2010. Summarized below are the consolidated results of operations for 2010 for the Predecessor, on an unaudited basis, as if the acquisition had occurred on January 1, 2010.

	2010
	Actual	Pro Forma
Revenues	$253,386	$343,190
Net Income (Loss)	$31,913	$98,455

F–23

NOTE 5 — FAIR VALUE MEASUREMENTS

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

Level 3 - Defined as unobservable inputs for use when little or no market data exists, therefore requiring amenity to develop its own assumptions for the asset or liability.

Commodity Derivative Instruments – The fair value of the commodity derivative instruments are estimated using a combined income and market valuation methodology based upon forward commodity prices and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. We validate the data provided by independent pricing services by comparing such pricing against other third party pricing data.

Interest Rate Derivative Instruments – The fair value of the interest rate derivative instruments are estimated using a combined income and market valuation methodology based upon forward interest rates and volatility curves. The curves are obtained from independent pricing services reflecting broker market quotes. We validate the data provided by independent pricing services by comparing such pricing against other third party pricing data.

We utilize the most observable inputs available for the valuation technique utilized. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement.

The following table sets forth, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011. All fair values reflected below and on the consolidated balance sheet have been adjusted for nonperformance.

As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets from commodity derivative instruments	$122,143	$-	$122,143	$-
	$122,143	$-	$122,143	$-

Liabilities from commodity derivative instruments	$13,484	$-	$13,484	$-
Liabilities from interest rate derivative instruments	12,236	-	12,236	-
	$25,720	$-	$25,720	$-

As of December 31, 2011	Total	Level 1	Level 2	Level 3
Assets from commodity derivative instruments	$105,477	$-	$105,477	$-
Assets from interest rate derivative instruments	20	-	20	-
	$105,497	$-	$105,497	$-

Liabilities from commodity derivative instruments	$10,085	$-	$10,085	$-
Liabilities from interest rate derivative instruments	23,973	-	23,973	-
	$34,058	$-	$34,058	$-
F–24

Fair Value of Other Financial Instruments

Fair value guidance requires certain fair value disclosures, such as those on our long-term debt, to be presented in both interim and annual reports. The estimated fair value amounts of financial instruments have been determined using available market information and valuation methodologies described below.

Revolving Credit Facility – The fair value of our credit facility debt depends primarily on the current active market LIBOR. The carrying value of our credit facility debt as of December 31, 2012 approximates fair value based on the current LIBOR and is classified as a Level 2 input in the fair value hierarchy.

Derivative Premiums – The fair value of the deferred premiums on our commodity derivatives is based on the current active market LIBOR.  The carrying value of the premiums as of December 31, 2012 approximates fair value based on the current LIBOR and is classified as a Level 2 input in the fair value hierarchy.  Refer to Note 6 – Derivative Activities for further information on the derivative premiums.

Senior Notes – The fair value of the Senior Notes is measured based on inputs from quoted, unadjusted prices from over-the-counter markets for debt instruments. If the Senior Notes had been measured at fair value, we would classify them as Level 1 under the fair value hierarchy. The fair value of the Senior Notes as of December 31, 2012 was $313.9 million.

There have been no transfers between levels within the fair value measurement hierarchy during the year ended December 31, 2012.

NOTE 6 —  DERIVATIVE ACTIVITIES

We have elected not to designate any of our derivatives as hedging instruments. As a result, these derivative instruments are marked to market at the end of each reporting period, and changes in the fair value of the derivatives are recorded as gains or losses in the consolidated statements of operations.

Although we have the ability to elect to enter into netting agreements under our derivative instruments with certain of our counterparties, we have presented all asset and liability positions without netting. It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers.  We do not post collateral under any of these contracts as they are secured under our credit facility. All of our derivative contracts reflected in the consolidated balance sheet have been adjusted for nonperformance.

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

During the year ended December 31, 2012, we entered into new oil swap contracts with settlement dates ranging from 2013 through 2017, natural gas put contracts with deferred premiums, and swap contracts with settlement dates ranging from 2015 through 2017.  All of the new contracts were entered into with the same counterparties as our existing contracts.

During the year ended December 31, 2012, we terminated certain oil derivative contracts that were novated to us in connection with the December 2012 Transferred Properties which were scheduled to expire at various times in 2013 and recorded $5.3 million as an adjustment to the purchase price.

The deferred premiums associated with certain of our oil and natural gas derivative instruments are $4.9 million and are classified as other non-current liabilities on the consolidated balance sheet as of December 31, 2012.  There

F–25

were no deferred derivative contract premiums at December 31, 2011. These deferred premiums will be paid to the counterparty with each monthly settlement (January 2015 – December 2017) and recognized as an adjustment of realized gain (loss) on derivative instruments.

We hold commodity derivative contracts to manage our exposure to changes in the price of oil and natural gas related to our oil and natural gas production.  As of December 31, 2012, the notional volumes of our commodity derivative contracts were:

Commodity	Index	2013	2014	2015	2016	2017
Oil positions:
Swaps
Hedged Volume (Bbls/d)	WTI	7,170	6,661	6,721	5,698	4,997
Average price ($/Bbls)		$98.74	$96.35	$94.52	$90.81	$86.88
Hedged Volume (Bbls/d)	LLS	1,400	1,900	-	-	-
Average price ($/Bbls)		$99.51	$98.77	-	-	-
Collars
Hedged Volume (Bbls/d)	WTI	-	425	1,025	1,500	-
Average floor price ($/Bbls)		-	$90.00	$90.00	$80.00	-
Average ceiling price ($/Bbls)		-	$106.50	$110.00	$102.00	-

Natural gas positions:
Swaps
Hedged Volume (MMBtu/d)	Henry Hub	30,441	26,622	7,191	11,350	10,445
Average price ($/MMBtu)		$6.01	$6.18	$5.34	$4.27	$4.47
Basis Swaps
Hedged Volume (MMBtu/d)	Henry Hub	18,466	17,066	14,400	-	-
Average price ($/MMBtu)		$(0.17)	$(0.19)	$(0.19)	-	-
Collars
Hedged Volume (MMBtu/d)	Henry Hub	2,466	4,966	18,000	630	595
Average floor price ($/MMBtu)		$6.50	$5.74	$5.00	$4.00	$4.00
Average ceiling price ($/MMBtu)		$8.65	$7.51	$7.48	$5.55	$6.15
Puts
Hedged Volume (MMBtu/d)	Henry Hub	-	-	420	11,350	10,445
Average price ($/MMBtu)		-	-	$4.00	$4.00	$4.00

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

Credit Risk

By using derivative instruments to hedge exposures to changes in commodity prices and interest rates, when applicable, we are exposed to credit risk. Credit risk is the failure of a counterparty to perform under the terms of the derivative contract. When the fair value of a derivative is in an asset position, the counterparty owes the Partnership, which creates credit risk. We do not receive collateral from our counterparties. The maximum amount of loss to credit risk, based on the gross fair value of our derivative contracts, is $123.4 million as of December 31, 2012.

The fair value of our derivatives as recorded on our balance sheet was as follows as of the dates indicated:

F–26

	Partnership
	December 31, 2012		December 31, 2011
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives

Commodity contracts	$122,143	$13,484	$105,477	$10,085
Interest rate contracts	-	12,236	20	23,973
	$122,143	$25,720	$105,497	$34,058

Commodity
Current	$45,522	$4,130	$32,683	$1,284
Noncurrent	76,621	9,354	72,794	8,801
	$122,143	$13,484	$105,477	$10,085
Interest
Current	$-	$4,597	$-	$8,285
Noncurrent	-	7,639	20	15,688
	$-	$12,236	$20	$23,973

Total Derivatives
Current	$45,522	$8,727	$32,683	$9,569
Noncurrent	76,621	16,993	72,814	24,489
	$122,143	$25,720	$105,497	$34,058

The following table presents the impact of derivatives and their location within the consolidated statements of operations for the indicated periods:

	Partnership			Predecessor
	Year Ended	Year Ended	December 22 to	January 1 to
	December 31,	December 31,	December 31,	December 21,
	2012	2011	2010	2010
Realized gains (losses):
Commodity contracts (1)	$49,800	$(72,053)	$(289)	$5,373
Interest rate swaps (2)	(21,937)	(4,512)	-	(4,808)
Total	$27,863	$(76,565)	$(289)	$565

Unrealized gains (losses):
Commodity contracts (1)	$3,271	$119,913	$(12,393)	$8,204
Interest rate swaps (2)	11,716	(24,914)	(594)	(2,606)
Total	$14,987	$94,999	$(12,987)	$5,598

Total gains (losses):
Commodity contracts (1)	$53,071	$47,860	$(12,682)	$13,577
Interest rate swaps (2)	(10,221)	(29,426)	(594)	(7,414)
Total	$42,850	$18,434	$(13,276)	$6,163

(1)	Gain (loss) on commodity derivative contracts is located in other income (expense) in the consolidated statements of income.
(2)	Gain (loss) on interest rate derivative contracts are recorded as part of interest expense and are located in other income (expense) in the consolidated statements of income.

F–27

NOTE 7 —  ASSET RETIREMENT OBLIGATIONS

The total undiscounted amount of future cash flows to settle our asset retirement obligations is estimated to be $275.0 million and $285.0 million at December 31, 2012 and 2011. Payments to settle asset retirement obligations occur over the lives of the oil and gas properties, estimated to be from less than one year to 45 years.

Changes in the asset retirement obligations are presented in the following table:

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Beginning of period	$92,561	$69,230
Assumed in acquisitions	14,581	-
Revisions to previous estimates (1)	17,278	18,609
Liabilities incurred	1,185	377
Liabilities settled	(4,262)	(248)
Accretion expense	5,648	4,593
End of period	$126,991	$92,561
Less: Current portion of asset retirement obligations	(1,426)	(348)
Asset retirement obligations - non current	$125,565	$92,213

(1)

In 2012, we recorded an upward revision to previous estimates for our asset retirement obligations primarily due to changes in the estimated abandonment dates. In 2011, we recorded upward revisions to previous estimates for our asset retirement obligations due to increases in future plugging and abandonment costs and changes to the remaining lives of our wells.

NOTE 8 — LONG-TERM DEBT

            Consolidated debt obligations consisted of the following as of the dates indicated:

	December 31,
	2012	2011
Senior secured revolving credit facility	$470,000	$500,000
9.25% Senior Notes due 2020 (1)	296,076	-
Long-term debt allocated from the Predecessor (2)	-	115,000
	$766,076	$615,000

Letters of credit (3)	$23,488	$-
Letters of credit allocated from the Predecessor (4)	$-	$21,000

(1)	The amount is net of unamortized discount of $3.9 million as of December 31, 2012.

(2)	As of December 31, 2011, the portion of the Predecessor’s credit facility collateralized by the December 2012 Transferred Properties was $115.0 million.

(3)	These letters of credit relate to a reclamation deposit requirement. Refer to Note 9 – Commitment and Contingencies for details.

(4)	As of December 31 2011, the portion of the Predecessor’s letters of credit issued under its credit facilities by the December 2012 Transferred Properties was $21.0 million.

F–28

Revolving Credit Facility

On December 22, 2010, in connection with the IPO, the Partnership entered into a Credit Agreement along with QRE GP, OLLC as Borrower, and a syndicate of banks (the “Credit Agreement”).

During 2012, we entered into the second and third amendments to the Credit Agreement that, among other things, (i) provided for additional derivative contracts to cover production of proved reserves to be acquired, (ii) increased our credit facility from $750 million to $1.5 billion, increasing our borrowing base from $630 million to $730 million effective April 2012 and (iii) extended the maturity date from December 22, 2015 to April 20, 2017.

In July 2012, our borrowing base was reduced by $75 million to $655 million from $730 million as result of the issuance of the Senior Notes on July 30, 2012. In connection with the reduction of the borrowing base, we wrote-off approximately $0.7 million of deferred loan costs associated with the Credit Agreement. On October 30, 2012, as part of our semi-annual borrowing base redetermination, our borrowing base returned to $730 million.

In December 2012, we entered into the fourth amendment to the Credit Agreement that was effective January 15, 2013.  The amendment, among other things, increased the borrowing base from $730 million to $900 million and increased the letters of credit commitment from $20 million to $30 million.

As of December 31, 2012, we had $470.0 million of borrowings outstanding and $23.5 million of letters of credit issued resulting in $236.5 million of borrowing availability.  During 2012, our weighted-average interest rate paid on our variable debt obligation was 4.6%, including the impact of hedges.  At December 31, 2012, our weighted average-interest on the variable debt obligation was 2.8%, excluding the potential impact of hedges.

As of December 31, 2012, the Credit Agreement provides for a five-year, $1.5 billion revolving credit facility maturing on April 20, 2017, with a borrowing base of approximately $730 million. The borrowing base is subject to redetermination on a semi-annual basis as of May 1 and November 1 of each year and is subject to a number of factors including quantities of proved oil and natural gas reserves, the banks’ pricing assumptions, and other various factors unique to each member bank. The borrowing base may also be reduced by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. Borrowings under the Credit Agreement are collateralized by liens on at least 80% of our oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries. Borrowings bear interest at our option of either (i) the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50%, or the one-month adjusted LIBOR plus 1.0%, all of which would be subject to a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum.

The Credit Agreement requires us to maintain a ratio of total debt to EBITDAX (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and also requires us to provide audited financial statements within 90 days of year end and quarterly unaudited financial statements within 45 days of quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of our forecasted production attributable to proved developed producing reserves and (ii) 85% of our forecasted production for the next two years from total proved reserves and 75% of our forecasted production from total proved reserves thereafter, in each case, based upon production estimates in the most recent reserve report. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of December 31, 2012, we were in compliance with all of the Credit Agreement covenants.

F–29

9.25% Senior Notes

On July 30, 2012, we and our wholly-owned subsidiary QRE FC, completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of our 9.25% Senior Notes, due 2020 (the “Senior Notes”). The Senior Notes were issued at 98.62% of par. We received approximately $291.2 million of cash proceeds, net of the discount and underwriting fees, with total net proceeds of approximately $290.2 million, after $1.0 million of offering costs. We used the net proceeds from the sale of the Senior Notes to repay borrowings outstanding under our credit facility. We will have the option to redeem the notes, in whole or in part, at any time on or after August 1, 2016, at the specified redemption prices together with any accrued and unpaid interest to the date of redemption, except as otherwise described below. Prior to August 1, 2016, we may redeem all or any part of the notes at the “make-whole” redemption price. In addition, prior to August 1, 2015, we may at our option, redeem up to 35% of the aggregate principal amount of the notes at the redemption price with the net proceeds of a public or private equity offering. We may be required to offer to repurchase the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture governing the Senior Notes. Our and QRE FC’s obligations under the Senior Notes are guaranteed by OLLC. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of our, or any other guarantor’s, other debt; or (vii) upon merging into, or transferring all of its properties to us or another guarantor and ceasing to exist. Refer to Note 18 – Subsidiary Guarantors for further details of our guarantors.

The indenture governing the Senior Notes (the “Indenture”) restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale-leaseback transactions; (ii) pay distributions on, or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Senior Notes are rated investment grade by each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and we and our subsidiaries will cease to be subject to such covenants.  The Indenture also includes customary events of default. As of December 31, 2012, the Partnership is in compliance with all financial and other covenants of the Senior Notes.

On September 7, 2012, we filed a registration statement on Form S-4 with the SEC to allow the holders of the Senior Notes to exchange the Senior Notes for registered notes that have substantially identical terms as the Senior Notes. The registration statement was declared effective on September 20, 2012. The exchange offer was completed on November 7, 2012.

Bridge Loan Commitment

In conjunction with the Prize Acquisition, we entered into a secured commitment (the “Bridge Loan Commitment”) to provide an additional $200 million of bank loans to fund the acquisition as needed. We did not utilize any borrowings under the commitment and, as of May 10, 2012, the Bridge Loan Commitment was terminated by us. We incurred $1.6 million of commitment fees related to the Bridge Loan Commitment which is recorded in interest expense for the year ended December 31, 2012.

F–30

NOTE 9 —  COMMITMENTS AND CONTINGENCIES

Services Agreement

We have entered into a services agreement (the “Services Agreement”) with QRM as described in Note 15 – Related Party Transactions.  Through December 31, 2012, QRM was entitled to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA, as defined by the Services Agreement, generated by us during the preceding quarter, calculated prior to the payment of the fee.  Beginning January 1, 2013, QRM will be entitled to a quarterly reimbursement of general and administrative charges based on the allocation of charges between the Fund and us based on the estimated use of such services by each party.  The Partnership has no other commitments as of December 31, 2012.

Property Reclamation Deposit

In connection with the December 2012 Transaction, we acquired a property reclamation deposit for future abandonment and remediation obligations. In connection with a 2006 acquisition between ExxonMobil Corporation and the Fund, $10.7 million was required to be deposited into an escrow account as security for abandonment and remediation obligations. As of December 31, 2012 and 2011, $10.7 million was recorded in other assets related to the deposit. We are required to maintain the escrow account in effect for three years after all abandonment and remediation obligations have been completed. The funds in the escrow account are not to be returned to the Partnership until the later of three years after satisfaction of all abandonment obligations or December 31, 2026. At certain dates subsequent to closing, we have the right to request a refund of a portion or all of the property reclamation deposit. Granting of the request is at the seller’s sole discretion.    In addition to the cash deposit, we were required to provide a $3.0 million letter of credit; the agreement also requires an additional $3.0 million letter of credit to be issued in favor of the seller each year through 2012. Letters of credit totaling $23.5 million were issued by us at December 31, 2012, and $21.0 million were allocated to us by the Predecessor at December 31, 2011.

Environmental Contingencies

As of December 31, 2012, we have approximately $1.9 million in environmental liabilities related to the Prize Acquisition.  This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially.  The environmental liability is recorded in Other liabilities on the consolidated balance sheet.  Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulation and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

NPI Obligation

As a part of the December 2012 Acquisition, we assumed a net profit interest obligation. Under the arrangement with the outside interest, we carry the working interest until historical expenditures are recovered. Once the expenditures are recovered, we will not carry the interest but will retain the future development costs and abandonment obligation which is currently reflected in our asset retirement obligations as of December 31, 2012. The cost of this future obligation is funded through current proceeds attributable to the owner’s interest.

Lease Guarantees

The Fund has entered into various lease contracts that can routinely extend beyond five years which list the Partnership as a guarantor. At December 31, 2012, we were named guarantor for QRM’s office lease in Houston, Texas with an approximate value of $26.8 million that terminates in 2022.  We will be allocated a portion of this obligation as part of the general and administrative expense allocation process beginning in 2013.

Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings. To the extent we are able to assess the likelihood of a negative outcome for these proceedings, our assessments of such likelihood range from remote to probable. If we determine that a negative outcome is probable and the amount of loss is reasonably

F–31

estimable, we accrue the estimated amount. We do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

Operating Lease Commitments

The Partnership

QRM is party to an office lease worth approximately $26.8 million that expires in 2022.  Beginning in 2013, we will be allocated a portion of this expense as part of the general and administrative expense allocation process discussed in Note 15 – Related Party Transactions.

The Predecessor

Approximately 87% of the Predecessor’s future minimum rental payments are derived from the Houston corporate office space sublease which commenced September 1, 2009 and terminates December 31, 2012. The leasing agreement contains a four month rent holiday to be taken from the commencement date. Total rental expense for the Predecessor for the period from January 1, 2010 to December 21, 2010 was $0.8 million.

NOTE 10 —  PARTNERS’ CAPITAL

Units Outstanding

The table below details the outstanding units as of December 31, 2012, 2011 and 2010. As of December 31, 2012, the Fund owned all preferred units.

	Class C	General		Affiliated
	Preferred Units	Partner	Public Common	Common	Subordinated
Balance - December 22, 2010	-	-	-	-	-
Units issued to the Predecessor
in exchange for IPO Assets	-	-	-	11,297,737	7,145,866
Initial public offering	-	-	15,000,000	-	-
Units issued to the general partner	-	35,729	-	-	-
Balance - December 31, 2010	-	35,729	15,000,000	11,297,737	7,145,866
Underwriters' exercise of over-allotment	-	-	2,250,000	-	-
Vested units awarded under our Long Term Incentive
Performance Plan	-	-	52,798	-	-
Reduction in units to cover individuals'
tax withholdings	-	-	(10,519)	-	-
Preferred Units issued to Predecessor
in exchange for Transferred October 2011 Properties	16,666,667	-	-	-	-
Balance - December 31, 2011	16,666,667	35,729	17,292,279	11,297,737	7,145,866
Vested units awarded under our Long Term Incentive
Performance Plan	-	-	96,890	-	-
Reduction in units to cover individuals'
tax withholdings	-	-	(14,891)	-	-
Issuance of units to the General Partner	-	15,307	-	-	-
Affiliated unit sale to the public	-	-	11,297,737	(11,297,737)	-
Conversion of Subordinated Units	-	-	-	7,145,866	(7,145,866)
Unit offerings	-	-	22,627,263	-	-
Balance - December 31, 2012	16,666,667	51,036	51,299,278	7,145,866	-

F–32

On December 22, 2012, in connection with the expiration of the subordination period, the subordinated units held by the Fund were converted into affiliated common units and continued to be held by the Fund.  The converted units will participate pro rata with the other common units in distributions of available cash.

On December 12, 2012, we issued 12,000,000 common units representing limited partnership interests in us to the public pursuant to a registration statement filed with the SEC (the “December 2012 Equity Offering”).  In connection with the December 2012 Equity Offering, the Partnership granted the underwriters an option for 30 days to purchase up to an additional 1,800,000 common units from the Partnership, which they exercised in full. The common units, including the units issued pursuant to the underwriters’ full exercise of their option, were issued by us at a public offering price of $16.24 per unit. Proceeds from the December 2012 Equity Offering, net of transaction costs of $0.2 million and underwriter’s discount of $9.0 million, were approximately $214.9 million.

In connection with the December 2012 Equity Offering, QRE GP purchased 9,289 general partner units in order to maintain its 0.1% ownership percentage in us. The units were purchased at a price of $16.91 per unit for $0.2 million.

On June 1, 2012, we filed a registration statement on Form S-3 with the SEC to register, among other securities, our debt securities, which may be co-issued by QRE FC. The registration statement also registered guarantees of debt securities by OLLC. Refer to Note 18 – Subsidiary Guarantors for details.

On April 17, 2012, we issued 6,202,263 common units representing limited partnership interests in us, and the Fund sold 11,297,737 of its common units it held in us to the public pursuant to a registration statement filed on Form S-1 with the SEC (the “April 2012 Equity Offering”).  In connection with the April 2012 Equity Offering, the Partnership granted the underwriters an option for 30 days to purchase up to an additional 2,625,000 common units from the Partnership, which they exercised in full. The common units, including the units issued pursuant to the underwriters’ full exercise of their option, were issued by us or sold by the Fund at $19.18 per unit. Proceeds from the April 2012 Equity Offering, net of transaction costs of $0.5 million and underwriter’s discount of $6.8 million, were approximately $162 million.

On April 25, 2012, QRE GP purchased 6,018 general partner units in order to maintain its 0.1% ownership percentage in us. The units were purchased at a price of $19.18 per unit for $0.1 million.

On October 3, 2011, we issued 16,666,667 of Preferred Units to the Fund in connection with the October 2011 Transaction. See Class C Preferred Units below for further details.

On January 3, 2011, the underwriters exercised their over-allotment option in full for 2,250,000 common units issued by the Partnership at $20.00 per unit.

On December 22, 2010, we completed our IPO of 15,000,000 common units representing limited partner interests in us. In connection with the IPO, we issued 11,297,737 common units and 7,145,866 subordinated units in exchange for oil and gas assets.

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

Class B Units

Upon the expiration of the subordinated period on December 22, 2012, and subject to the limitations described below, our general partner has the continuing right, at any time when it has received all or any portion of the

F–33

management incentive fee for three full consecutive quarters and shall be entitled to receive all or a portion of the management incentive fee for a fourth consecutive quarter, to convert into Class B units up to 80%, such percentage actually converted being referred to as the Applicable Conversion Percentage, of the management incentive fee for the fourth quarter in lieu of receiving a cash payment for such portion of the management incentive fee. Any conversion election made during a quarter must be made before payment of the management incentive fee in respect of the previous quarter and will be effective as of the first day of such quarter, and the Class B units issued upon such conversion will be entitled to distributions as if they were outstanding on the first day of such quarter.

On February 22, 2013, our general partner elected to convert the full 80% of the fourth quarter 2012 management incentive fee and, on March 4, 2013, received 6,133,558 Class B units which were issued and outstanding upon conversion.  Our general partner will receive a reduced fourth quarter management incentive fee of $0.7 million and is eligible for a distribution on the Class B units related to the fourth quarter 2012.  The Class B units are immediately convertible into common units at the election of our general partner.

Class C Preferred Units

On October 3, 2011 (the “Issue Date”), we amended our First Amended and Restated Agreement of Limited Partnership to designate and create the Preferred Units and set forth rights, preferences and privileges of such units including distribution rights held by the Preferred Units and us.  For the period beginning on the Issue Date and ending on the December 31, 2014, we will distribute $0.21 per unit on a quarterly basis.  Beginning on January 1, 2015, distributions on Preferred Units will be the greater of $0.475 per unit or the distribution payable on Common Units with respect to such quarter. The Preferred Units are only redeemable for cash in a complete liquidation. The Preferred Units are convertible into common units under specific circumstances at the option of either the holder or the Partnership. The Preferred Units have the same voting rights as common units. As of December 31, 2012 we have accrued a fourth quarter distributions payable of $3.5 million to Preferred Unit holders which were paid on February 15, 2013.

Holders may convert the Preferred Units to common units on a one-to-one basis prior to October 3, 2013, or if for 30 consecutive trading days during which the volume-weighted average price for our common units equals or exceeds $27.30 per common unit. In addition, holders may convert the Preferred Units to common units on a one-to-one basis anytime on or after October 3, 2014.

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

Registration Rights Agreement

In connection with the acquisition of the October 2011 Transferred Properties, on October 3, 2011, we entered into a Registration Rights Agreement with the Fund (the “Registration Rights Agreement”), which granted certain registration rights to the Fund, including rights to (a) cause the Partnership to file with the SEC up to five shelf registration statements under the Securities Act for the resales of the common units to be issued upon conversion of the Preferred Units, and in certain circumstances, the resales of the Preferred Units, and (b) participate in future underwritten public offerings of the our common units.

The Fund may exercise its right to request that a shelf registration statement be filed any time after June 1, 2012. In addition, we agreed to use commercially reasonable efforts (a) to prepare and file a shelf registration

F–34

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

These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective. As of March 6, 2013, the Fund has not requested a shelf registration be filed for the Preferred Units.

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

After Subordination Period.   Effective December 22, 2012 the subordinated period ended. As a result, each outstanding subordinated unit converted into one common unit and will  participate pro rata with the other common units in distributions of available cash.

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

Allocations of Net Income

F–35

Net income (loss) is allocated to the preferred unitholders and Class B to the extent distributions are made to them during the period with the remaining income being allocated between QRE GP, and the common and subordinated unitholders in proportion to their pro rata ownership during the period.

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

As of December 31, 2012, QRE GP owns a 0.1% general partner interest in us, represented by 51,036 general partner units. QRE GP has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. QRE GP’s initial 0.1% interest in distributions will be reduced if we issue additional units in the future and QRE GP does not contribute a proportionate share of capital to us to maintain its 0.1%  general partnership interest.

Our partnership agreement, as amended, requires that within 45 days after the end of each quarter, we distribute all of our available cash to preferred unitholders, in arrears, and common unitholders of record on the applicable record date, as determined by QRE GP.

Available cash, for any quarter prior to liquidation, consists of all cash on hand at the end of the quarter:

•	less the amount of cash reserves established by QRE GP to:

(i.)	provide for the proper conduct of our business;

(ii.)	comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation, and

(iii.)	provide funds for distribution to our unitholders and to QRE GP for any one or more of the next four quarters.

•	less, the aggregate Preferred Unit distribution accrued and payable for the quarter

•	plus, if QRE GP so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter.

F–36

The following table shows the amount of cash distributions we have paid to date:

						Limited Partners
							Affiliated
Payment Date	For the period ended	Distributions to Preferred Unitholders		Distributions per Preferred Unit(1)	General Partner	Public Common	Common	Subordinated	Total Distributions to Other Unitholders	Distributions per other units
(In thousands, except per unit amounts)
February 11, 2011	December 31, 2010	$-	$		$2	$779	$506	$320	$1,607	$0.0448
May 13, 2011	March 31, 2011	-			15	7,186	4,660	2,948	14,809	0.4125
August 12, 2011	June 30, 2011	-			15	7,184	4,660	2,948	14,807	0.4125
November 11, 2011	September 30, 2011	-			15	7,180	4,660	2,948	14,803	0.4125
February 10, 2012	December 31, 2011	3,424		0.21	16	8,344	5,368	3,393	17,121	0.4750
May 11, 2012	March 31, 2012	3,500		0.21	20	17,892	-	3,394	21,306	0.4750
August 10, 2012	June 30, 2012	3,500		0.21	20	18,584	-	3,484	22,088	0.4875
November 9, 2012	September 30, 2012	3,500		0.21	20	18,529	-	3,484	22,033	0.4875
February 15, 2013	December 31, 2012	3,500		0.21	25	25,275	3,484	-	28,784	0.4875

(1)	Preferred Units were prorated a quarterly distribution for the portion of the fourth quarter beginning on October 3, 2011 through December 31, 2011 in accordance with the Partnership Agreement.

NOTE 11 —  NET INCOME (LOSS) PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income (loss) per limited partner unit for the years ended December 31, 2012 and 2011, and the period from December 22, 2010 through December 31, 2010:

	Year ended December 31, 2012	Year ended December 31, 2011	December 22 to December 31, 2010
Net income (loss)	$79,751	$88,295	$(12,037)
Net (income) loss attributable to predecessor operations	(37,350)	(76,249)	4,938
Distribution on Class C convertible preferred units	(14,000)	(3,424)	-
Amortization of preferred unit discount	(14,930)	(3,638)	-
Net income (loss) available to other unitholders	13,471	4,984	(7,099)
Less: general partner's interest in net income (loss)	6,149	1,575	(7)
Limited partner's interest in net income (loss)	$7,322	$3,409	$(7,092)
Common unitholders' interest in net income (loss)	$6,570	$2,730	$(5,577)
Subordinated unitholders' interest in net income (loss)	$753	$679	$(1,515)
Net income (loss) per limited partner unit:
Common unitholders' (basic)	$0.19	$0.10	$(0.21)
Common unitholders' (diluted)	$0.19	$0.10	$(0.21)
Subordinated unitholders' (basic and diluted)	$0.11	$0.10	$(0.21)
Weighted average number of limited partner units outstanding(1)(2):
Common units (basic)	35,132	28,728	26,298
Common units (diluted)	35,282	28,728	26,298
Subordinated units (basic and diluted)	6,970	7,146	7,146

(1)

In 2012, we had weighted average preferred units outstanding of 16,666,667, which are contingently convertible.  These units could potentially dilute earnings per unit in the future and have not been included in the 2012 earnings per unit calculation as they were antidilutive for the period. In 2011, we had weighted average preferred units outstanding of 4,109,589, which are contingently convertible.  These units could potentially dilute earnings per unit in the future and have not been included in the 2011 earnings per unit calculation as they were antidilutive for the period.

(2)

In connection with the expiration of the subordination period on December 22, 2012, the General Partner has the right to convert all or a portion of the fourth quarter management incentive fee into Class B common units. In 2012, we had weighted average Class B units of 150,896 which were contingently convertible.  The Class B units were included in the 2012 diluted earnings per unit calculation as they were dilutive to the period.

F–37

Net income (loss) per limited partner unit is determined by dividing the limited partners’ interest in net income, and net income available to the common unitholders, by the weighted average number of limited partner units outstanding during the years ended December 31, 2012 and 2011, and the period from December 22, 2010 to December 31, 2010.

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

Restricted Units

During 2012 and 2011, we issued restricted stock units with a service condition (“Restricted Units”) and, in  2012, we issued restricted units with a market condition (“Performance Units”). The fair value of the Restricted Units is based on the closing price of our common units at the grant date. The fair value of the Performance Units is based on a lattice model as discussed below.

Service Restricted Units

For Restricted Units, we recognize compensation expense using a straight-line amortization of the grant date fair value over the vesting period of the award. For the years ended December 31, 2012 and 2011, and the period from December 22, 2010 to December 31, 2010, we recognized compensation expense related to the outstanding awards of $3.1 million,  $1.4 million and less than $0.1 million, respectively. As of December 31, 2012, we had 550,241 of Restricted Units outstanding with unrecognized grant date fair value compensation expense of $8.2 million, which we expect to be recognized over a weighted-average period of approximately 2.4 years.

Performance Restricted Units.

During 2012, we granted a target number of performance awards under a performance unit award agreement to members of our senior management. The performance awards will be earned over a three year period based on the Partnership’s performance relative to its peers in accordance with the Plan.  The final shares to be issued will range from 0 – 225% of the initial shares granted. For Performance Units, we recognize compensation expense using a straight-line amortization of the grant date fair value over the performance period.

The following assumptions were used for the Performance Units based on market conditions using a Monte Carlo model to estimate the grant date fair value of the awards. The four primary inputs for the Monte Carlo model are the risk-free rate, volatility of returns, correlation in movement of total unitholder return relative to a relevant peer group and the expected distribution rate. Risk-free rate was based on the Federal Reserve for treasuries equal to the remaining duration of the performance period, which was 0.4% for the 2012 grants. Volatility was determined based on the annualized daily historical volatility, which ranged from 31% to 32% for the 2012 grants. Correlation in movement of total unitholder return was determined based on a correlation matrix that was created which identifies total shareholder return correlations for each pair of companies in the peer group, including the Partnership. The paired returns in the correlation matrix ranged from 40.0% to 73.8% for the Partnership and its peer group. The expected distribution rate is calculated using a trailing six month average for the Partnership and its peer group as of the date of grant, which was 10% for the 2012 grants. Based on these inputs discussed above, a ranking was projected identifying the Partnership's rank relative to the peer group for each award period which determines

F–38

the anticipated payout.  The weighted average grant date fair value per unit, using the method described above, was $10.35 and is being recognized ratably in expense over the service period.

For the year ended December 31, 2012, we recognized compensation expense related to the outstanding awards of $0.2 million.  There was no compensation expense for the Performance Units during 2011 or the period from December 22, 2010 to December 31, 2010.  As of December 31, 2012, we had 118,082 of Performance Units outstanding with unrecognized grant date fair value compensation expense of $1.0 million, which we expect to be recognized over a weighted-average period of approximately 2.6 years.  The amount of unrecognized compensation expense does not necessarily represent the amount that will ultimately be realized by us in our statements of operations.

The following table summarizes the Partnership’s unit-based awards for the year ended December 31, 2012 and 2011, and from December 22, 2010 through December 31, 2010 (in thousands, except per unit amounts):

	Number of		Number of
	Unvested	Weighted	Unvested	Weighted
	Service	Average	Performance	Average
	Restricted	Grant-Date	Restricted	Grant-Date
	Units	Fair Value	Units	Fair Value
Unvested units, December 22, 2010	-	$-	-	$-
Granted	148	20.03	-	-
Forfeited	-	-	-	-
Vested	-	-	-	-
Unvested units, December 31, 2010	148	$20.03	-	$-
Granted	215	20.51	-	-
Forfeited	(39)	20.75	-	-
Vested	(53)	20.31	-	-
Unvested units, December 31, 2011	271	$20.26	-	$-
Granted	437	18.22	121	10.35
Forfeited	(61)	19.47	(3)	10.45
Vested	(97)	20.05	-	-
Unvested units, December 31, 2012	550	$18.80	118	$10.34

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

F–39

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

The estimated aggregate fair value of the equity component of the awards at the date of grant was $0.3 million during the period ended December 21, 2010.  The Predecessor incurred non-cash compensation expense related to the GP Funded Interest awards of $0.2 million for the period ended December 21, 2010 and December 31, 2009.  The 2009 expense was recorded in 2010.  Refer to “Out-of-Period Adjustments” further below.  In addition there is a liability component to the award related to the 25% that vests and will be expensed upon substantial disposition of the Fund assets with a fair value of $0.7 million at December 21, 2010.

Activity related to the GP Funded Interest is as follows:

		Weighted
		Average
	% of	Grant Date
	Interest	Fair Value
	Granted	Per 1%
Nonvested GP Funded Interests as of December 31, 2009	72.82%	$57,512
Granted	22.05%	88,206
Forfeited	0.00%	-
Nonvested GP Funded Interests as of December 21, 2010	94.87%	$145,718

Nonvested GP Funded Interests as of December 31, 2009	72.82%
Granted	22.05%
Vested	(10.92)%
Forfeited	0.00%
Nonvested GP Funded Interests as of December 21, 2010	83.95%

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

Employees of the Predecessor received GP Promote grants in 2010. The estimated fair value, at the date of the grant, is recognized as compensation in general and administrative expense in the statement of operations ratably as the awards vest. Estimated forfeitures will be adjusted to reflect actual forfeitures in future periods.  In accordance

F–40

with GAAP, we estimated the fair value of these interests using a Probability Weighted Expected Return Model (“PWERM”). The PWERM forecasts expected cash flow scenarios specific to each award, assigns probability weights to these scenarios, then discounts the sum of the probability weighted cash flows to a grant date present value using a risk adjusted discount rate.  The scenarios represent possible outcomes for each award based on assumptions about investment horizon, cash flow amounts and timing, asset values, commodity prices, equity investment amounts, and return on investment. The Predecessor assumed a zero percentage forfeiture rate for all years when determining the fair value of the GP Promote.

The estimated aggregate fair value of the equity component of the awards at the date of grant was $0.3 million  during the period ended December 21, 2010.  The Predecessor incurred non-cash compensation expense of $0.2 million and $0.1 million for the periods ended December 21, 2010 and December 31, 2009.  The 2009 expense was recorded in 2010. Refer to “Out –of-Period-Adjustments” further below.  No amounts have been forfeited.  In addition, there is a liability component to the award related to the 25% that vests and will be expensed upon substantial disposition of the Fund assets with a fair value of $1.1 million at December 21, 2010.

Activity related to the GP Promote Interest is as follows:

		Weighted
		Average
	% of	Grant Date
	Interest	Fair Value
	Granted	Per 1%
Nonvested GP Promote Interests as of December 31, 2009	78.83%	$71,534
Granted	17.45%	97,544
Forfeited	0.00%	-
Nonvested GP Promote Interests as of December 21, 2010	96.28%	$169,078

Nonvested GP Promote Interests as of December 31, 2009	78.83%
Granted	17.45%
Vested	(10.92)%
Forfeited	0.00%
Nonvested GP Promote Interests as of December 21, 2010	85.36%

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

F–41

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

Activity related to the Purchase/Carry Interests is as follows:

		Weighted
		Average
	% of	Grant Date
	Interest	Fair Value
	Granted	Per 1%
Nonvested Purchase/Carry Interests as of December 31, 2009	100.00%	$13,278
Granted	0.00%	-
Forfeited	0.00%	-
Nonvested Purchase/Carry Interests as of December 21, 2010	100.00%	$13,278

Nonvested Purchase/Carry Interests as of December 31, 2009	100.00%
Vested	(7.50)%
Forfeited	0.00%
Nonvested Purchase/Carry Interests as of December 21, 2010	92.50%

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

Out of Period Adjustments

During 2010, the Predecessor recorded adjustments related to 2009 which decreased its income for 2010 by $0.6 million as a result of compensation expense which should have been recorded in 2009.

After evaluating the quantitative and qualitative aspects of these errors, the Predecessor concluded its previously issued financial statements were not materially misstated and the effect of recognizing these adjustments in the 2010 financial statements were not material to the 2010 results of operations, financial position and cash flows.

F–42

NOTE 13 — ACCRUED AND OTHER LIABILITIES

As of December 31, 2012 and December 31, 2011 we had the following accrued and other liabilities:

	December 31, 2012	December 31, 2011
Distributions payable (1)	$3,500	$20,545
Accrued capital spending	6,109	9,590
Accrued lease operating expenses	11,173	8,412
Accrued production taxes	7,401	4,460
Senior notes accrued interest	11,563	-
Gas imbalance liability (2)	5,351	4,010
Other	1,187	3,010
	$46,284	$50,027

(1)	For the year ended December 31, 2012, balance includes preferred distributions payable to affiliates of $3.5 million.

(2)	For the year ended December 31, 2011, balance includes distributions payable to our general partner and limited partners of $17.1 million and preferred distributions payable of $3.4 million.

We account for our natural gas imbalances under the sales method. We had overproduced liabilities of $5.4 million and $4.0 million included in accrued liabilities on our consolidated balance sheet as of December 31, 2012 and December 31, 2011, respectively, for overproduced positions which were beyond ultimate recoverability of remaining natural gas reserves. As of December 31, 2012, our gross underproduced natural gas position was approximately $1.2 million (1.5 MMcf) and our gross overproduced natural gas position was approximately $5.4 million (2.1 MMcf). These gross positions were valued at $3.46 per Mcf for underproduced natural gas positions and $3.41 per Mcf for overproduced natural gas positions without regard to remaining natural gas reserves. As of December 31, 2011, our gross underproduced natural gas position was approximately $1.1 million (1.6 MMcf) and our gross overproduced natural gas position was approximately $4.0 million (2.3 MMcf). These gross positions were valued at $3.01 per Mcf for underproduced natural gas positions and $2.96 per Mcf for overproduced natural gas positions without regard to remaining natural gas reserves.

NOTE 14 — SIGNIFICANT CUSTOMERS

The following table indicates our significant customers which accounted for more than 10% of our total revenues for the periods indicated:

	Partnership			Predecessor
	December 31, 2012 (1)	December 31, 2011 (1)	December 22, 2010 to December 31, 2010 (1)	January 1, 2010 to December 21, 2010
ConocoPhillips	12%	11%	(2)	(2)
Plains Marketing LP	13%	(2)	(2)	(2)
Shell Trading US Company	33%	29%	23%	45%
Sunoco Inc (U.S.)	(2)	(2)	(2)	10%
ExxonMobil Corporation	(2)	12%	34%	(2)

(1)	In 2012, 2011 and 2010 these percentages are reflective as if the Partnership owned the December 2012 Transferred Properties for the entire year.

(2)	These customers accounted for less than 10% of total revenues for the periods indicated.

Because there are numerous other parties available to purchase our oil and gas production, we believe that the loss of any individual purchaser would not materially affect our ability to sell our natural gas or crude oil production.

F–43

NOTE 15 —  RELATED PARTY TRANSACTIONS

Ownership in QRE GP by the Management of the Fund and its Affiliates

As of December 31, 2012, affiliates of the Fund owned 100% of QRE GP, and an aggregate 31.7%  limited partner interest in us represented by all of our preferred units and 7,145,866 common units. In addition, QRE GP owned a 0.1%  general partner interest in us, represented by 51,036 general partner units. Our Chief Executive Officer and Chief Operating Officer have a beneficial ownership in QRE GP and the Fund.

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

Services Agreement

On December 22, 2010, in connection with the closing of the IPO,  we entered into the Services Agreement with QRM, QRE GP and OLLC, pursuant to which QRM will provide the administrative and acquisition advisory services necessary to allow QRE GP to manage, operate and grow our business. We do not have any employees. The Services Agreement requires that employees of QRM (including the persons who are executive officers of QRE GP) devote such portion of their time as may be reasonable and necessary for the operation of our business. The executive officers of QRE GP currently devote a majority of their time to our business, and we expect them to continue to do so for the foreseeable future.

Under the Services Agreement, from the closing of the IPO through December 31, 2012, QRM was entitled to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA, as defined by the Services Agreement, generated by us during the preceding quarter, calculated prior to the payment of the fee.

For the years ended December 31, 2012 and 2011,  and for the period from December 22, 2010 to December 31, 2010, the Fund charged us $7.3 million, $2.5 million and $0.1 million, respectively, in administrative services fee in accordance with the Services Agreement, and we will reimburse QRE GP for such payments it makes to QRM.

Beginning on January 1, 2013, QRM will be entitled to a quarterly reimbursement of general and administrative charges based on the allocation of charges between the Fund and us based on the estimated use of such services by each party.  The fee will include direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics.  If the Fund raises a second fund, the

F–44

quarterly administrative services costs will be further divided to include the second fund as well.  QRM will have discretion to determine in good faith the proper allocation of the charges pursuant to the Services Agreement.

In connection with the management of our business, QRM provides services for invoicing and collecting of our revenues as well as processing of payments to our vendors. Periodically QRM remits cash to us for the net working capital received on our behalf. Changes in the affiliate (payable)/receivable balances during the years ended December 31, 2012 and 2011 are included below:

Net affiliate payable as of December 31, 2010	$(442)
Revenues and other increases (1) (2)	130,946
Expenditures	(70,367)
Settlements from the Fund	(56,403)
Net affiliate receivable as of December 31, 2011	3,734
Revenues and other increases (1)	256,496
Expenditures	(208,780)
Settlements from the Fund	(51,450)
Net affiliate receivable as of December 31, 2012	$-

(1)

Includes $1.6 and $3.7 million in overhead producing credits for 2011 and 2012, respectively, and $1.3 million of proceeds from the sale of oil and gas leases received by the Fund on our behalf during 2011.

(2)	Includes $2.7 million in purchase price adjustments receivable from the Fund related to natural gas imbalances included with the October 2011 Transferred Properties.

Other Contributions to Partners’ Capital

Other contributions to partners’ capital include the following items for the period indicated:

	Year Ended	Year Ended	December 22 to
	December 31, 2012	December 31, 2011	December 31, 2010
Noncash general and administrative expense contributed by the Fund(1)	$31,591	$17,364	$184
Noncash general and administrative expense contributed by the Predecessor(2)	6,485	17,357	644
Fair value of interest rate derivatives novated to us from the Fund(3)	-	2,600	-
Prepaid insurance incurred by the Fund on our behalf(4)	-	224	-
Total other contributions from affiliates	$38,076	$37,545	$828

(1)	Represents our share of allocable general and administrative expenses incurred by QRM on our behalf, but not reimbursable by us.

(2)

Represents our share of allocable general and administrative expenses incurred by QRM on our behalf, but not reimbursable by us for the December 2012 Transferred Properties for all periods presented and for the October 2011 Transferred Properties for the period from January 1 to September 30, 2011 and the period from December 22, 2010 to December 31, 2010.

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

Cash Contributions from the Predecessor

The following table presents (cash received) and payments made by the Predecessor on our behalf related to the December 2012 Transferred Properties and October 2011 Transferred Properties for the following periods prior to our acquisition of the net assets on December 28, 2012 and October 3, 2011, respectively:

F–45

			December 22
	Year ended	Year ended	to
	December 31, 2012	December 31, 2011	December 31, 2010
Cash receipts	$(109,274)	$(204,898)	$(5,971)
Borrowings under Predecessor's credit facility	-	-	(23,000)
Production expenditures paid	41,528	80,889	2,559
Derivative buyup payment	-	42,653	-
Interest paid	4,050	9,981	321
Acquisition of Melrose Properties	-	-	77,763
Capital expenditures paid	28,723	45,868	907
Cash contributions from (distributions to) the Predecessor	$(34,973)	$(25,507)	$52,579

Omnibus Agreement

On December 22, 2010, in connection with the closing of our IPO, we entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among us,  QRE GP, OLLC, the Fund, the Predecessor and QA Global.

Under the terms of the Omnibus Agreement, the Fund will offer us the first option to purchase properties that it may offer for sale, so long as the properties consist of at least 70% proved developed producing reserves. The 70% threshold is a value-weighted determination made by the Fund. Additionally, the Fund will allow us to participate in acquisition opportunities to the extent that it invests any of the remaining approximately  $113.2 million of its equity capital or acquires reserves as follow-on investments that are associated with its existing reserves. Specifically, the Fund will offer us the first opportunity to participate in at least 25% of each acquisition opportunity available to it, so long as at least 70% of the allocated value is attributable to proved developed producing reserves.  These contractual obligations will remain in effect until December 21, 2015.

The Omnibus Agreement provides that the Fund will indemnify us against: (i) title defects, subject to a $75,000 per claim de minimus exception, for amounts in excess of a $4.0 million threshold, and (ii) income taxes attributable to pre-closing operations as of the IPO Closing Date. The Fund indemnification obligation will (i) survive for one year after the closing of our IPO with respect to title, and (ii) terminate upon the expiration of the applicable statute of limitations with respect to income taxes. We will indemnify the Fund against certain potential environmental claims, losses and expenses associated with the operation of our business that arise after the consummation of our IPO.

Management Incentive Fee

Under our partnership agreement, for each quarter for which we have paid distributions that equaled or exceeded 115% of our minimum quarterly distribution (which amount we refer to as our “Target Distribution”), or $0.4744 per unit, QRE GP will be entitled to a quarterly management incentive fee, payable in cash, equal to 0.25% of our management incentive fee base, which will be an amount equal to the sum of:

•	the future net revenue of our estimated proved oil and natural gas reserves, discounted to present value at 10% per annum and calculated based on SEC methodology;

•	adjusted for our commodity derivative contracts; and

•

the fair market value of our assets, other than our estimated oil and natural gas reserves and our commodity derivative contracts, that principally produce qualifying income for federal income tax purposes, at such value as may be determined by the board of directors of QRE GP and approved by the conflicts committee of QRE GP’s board of directors.

For the years ended December 31, 2012 and 2011, the management incentive fee earned by QRE GP was $6.1 million and $1.6 million, respectively. For the period from December 22, 2010 to December 31, 2010, no management incentive fee was earned by or paid to QRE GP.  The fourth quarter 2012 management incentive fee

F–46

was reduced by the portion of the management incentive fee converted as discussed below under General Partner’s Right to Convert Management Incentive Fee into Class B Units.

General Partner’s Right to Convert Management Incentive Fee into Class B Units

From and after the end of the subordination period and subject to the limitations described below, our general partner will have the continuing right, at any time when it has received all or any portion of the management incentive fee for three full consecutive quarters and shall be entitled to receive all or a portion of the management incentive fee for a fourth consecutive quarter, to convert into Class B units up to 80%, such percentage actually converted being referred to as the Applicable Conversion Percentage, of the management incentive fee for the fourth quarter in lieu of receiving a cash payment for such portion of the management incentive fee. Any Conversion Election made during a quarter must be made before payment of the management incentive fee in respect of the previous quarter and will be effective as of the first day of such quarter, and the Class B units issued upon such conversion will be entitled to distributions as if they were outstanding on the first day of such quarter.

The number of Class B units (rounded to the nearest whole number) to be issued in connection with such a conversion will be equal to (a) the product of: (i) the Applicable Conversion Percentage; and (ii) the average of the management incentive fee paid to our general partner for the quarter immediately preceding the quarter for which such fee is to be converted and the management incentive fee payable to our general partner for the quarter for which such fee is to be converted, divided by (b) the cash distribution per unit for the most recently completed quarter.

We refer to such conversion as a “Conversion Election.” The reduction in the management incentive fee as a result of any conversion will directly offset the increase in distributions required by the newly issued Class B units.

In the event of such Conversion Election, unless we experience a change of control, our general partner will not be permitted to exercise the Conversion Election again until (i) the completion of the fourth full calendar quarter following the previous Conversion Election and (ii) the Gross Management Incentive Fee Base has increased to 115% of the Gross Management Incentive Fee Base as of the immediately preceding conversion date.

As of December 31, 2012, the subordination period had ended on our subordinated units and our general partner had received a management incentive fee for three full consecutive quarters.  Our general partner was eligible to convert up to 80% of its fourth quarter 2012 management incentive fee into Class B units.  On February 22, 2013, our general partner elected to convert 80% of the fourth quarter 2012 management incentive fee and, on March 4, 2013, received 6,133,558 Class B units which were issued and outstanding upon conversion.  The general partner will receive a reduced fourth quarter management incentive fee of $0.7 million and is eligible to receive a distribution on the Class B units related to the fourth quarter 2012.

Purchase and Sale Agreements

On December 28, 2012, we completed an acquisition of certain oil and gas properties in Florida from the Fund for an aggregate price of $143.6 million, pursuant to the December 2012 Purchase Agreement.  In exchange for the assets, we assumed $115.0 million in debt from the Fund and paid the remaining $28.6 million in cash.

On October 3, 2011, we completed an acquisition of certain oil and gas properties located in the Permian Basin, Ark-La-Tex and Mid-Continent areas from the Fund for an aggregate purchase price of $578.8 million, pursuant to a Purchase and Sale Agreement (the “October 2011 Purchase Agreement”) dated September 12, 2011. In exchange for the assets, we assumed $227.0 million in debt from the Fund which was repaid at closing and issued to the Fund 16,666,667 unregistered Preferred Units.

See Note 1 – Organizations and Operations and Note 4 – Acquisitions for further discussion of the acquisitions and Note 2 – Summary of Significant Accounting Policies for discussion of the basis of presentation in the financial statements.

Lease Guarantees

F–47

The Fund has entered into various lease contracts that can routinely extend beyond five years which list the Partnership as a guarantor.

Long–Term Incentive Plan

On December 22, 2010, in connection with the closing of the IPO, the Board of Directors of QRE GP adopted the Plan to compensate employees, officers, consultants and directors of QRE GP and those of its affiliates, including QRM, who perform services for us.  As of December 31, 2012, 2011 and 2010, we had 668,323,  271,364 and 148,150 unvested, restricted unit awards outstanding with remaining unamortized costs of $9.0 million, $4.8 million and $2.8 million, respectively. For additional discussion regarding the Plan see Note 12 – Equity-Based Compensation.

Distributions of Available Cash to QRE GP and Affiliates

We will generally make cash distributions to our unitholders and QRE GP pro rata, including QRE GP and our affiliates. The Partnership made cash distributions to QRE GP and our affiliates during 2011 and 2012 as discussed in Note 10 – Partners’ Capital.

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

There were no impairments during the period from January 1, 2010 to December 21, 2010.

In March 2010, as part of the wider recapitalization of Ute, the Predecessor exchanged its 2,929,471 redeemable units for 2,929,471 common units and was issued an additional 175,126 redeemable units. This share-for-share exchange resulted in a gain of $4.1 million. The non-cash recapitalization converted certain of the redeemable units into Class A common units at a valuation of $10 per unit, with the remaining 175,126 redeemable units that will accrue a return equal to 12% per annum, being retained by the Predecessor. The overall recapitalization resulted in a decrease in the Predecessor’s common unit class ownership from 25% to 23.8%.

The Predecessor’s equity in earnings of Ute was $3.8 million for the period of January 1, 2010 through December 21, 2010.

The following table shows summarized financial information of the Predecessor’s investment in Ute for the period January 1 to December 21, 2010:

January 1 to
December 21,
2010
Revenues	$37,818
Operating expenses	(27,071)
Operating profit (loss)	10,747
Interest expense	(2,192)
Other income/(expense)	7,163
Net income (loss)	$15,718

F–48

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows for the periods indicated:

	Partnership			Predecessor
			December 22	January 1
	Year Ended	Year Ended	to	to
	December 31,	December 31,	December 31,	December 21,
	2012	2011	2010	2010
Supplemental Cash Flow Information
Cash paid during the period for interest	$41,040	$22,465	$586	$11,244
Cash paid for income tax	18	-	-	108
Non-cash Investing and Financing Activities
Non-cash consideration paid for transferred properties from the Fund	$-	$(354,500)	$(279,750)	$-
Excess consideration of fair value of transferred properties from the Fund	68,861	102,454	-	-
Change in accrued capital expenditures	(3,481)	9,551	39	6,906
Insurance premium financed	-	224	1,308	2,075
Receivable from QRE GP in connection with equity issuance	157	-	715	-
Interest rate swaps novated from the Fund	-	2,600	-	-
Accrued distributions	(3,500)	(20,545)	-	-
General and administrative expense allocated from the Fund	38,076	34,721	828	-
Management incentive fee accrued	-	(1,572)	-	-
Amortization of increasing rate distributions(1)	14,930	3,638	-	-

(1)	Amortization of increasing rate distributions is offset in the preferred unitholders’ capital account by a non-cash distribution.

NOTE 18 – SUBSIDIARY GUARANTORS

On June 1, 2012, we filed a registration statement on Form S-3 with the SEC to register the issuance and sale of, among other securities, our debt securities, which may be co-issued by QRE FC. The registration statement also registered guarantees of debt securities by OLLC. The Partnership’s Senior Notes, issued on July 30, 2012, are guaranteed by OLLC, a 100% owned subsidiary of the Partnership, and certain other future subsidiaries (the “Guarantor”, together with any future 100% owned subsidiaries that guarantee the Partnership’s Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned by the Partnership and the guarantees by the Subsidiaries are full and unconditional. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations. Refer to Note 8 – Long-Term Debt for details on the conditions of guarantor releases.

F–49

NOTE 19 – SUBSEQUENT EVENTS

In preparing the accompanying financial statements, we have reviewed events that have occurred after December 31, 2012, up until the issuance of the financial statements.

Amendment to the Credit Agreement

On December 20, 2012, we entered into the Fourth Amendment of our Credit Facility which, among other provisions, increased our borrowing base to $900 million from $730 million. The Fourth Amendment became effective on January 15, 2013.

Declaration and Payment of the Fourth Quarter 2012 Distributions

On January 28, 2013, the Board of Directors of QRE GP declared a $0.4875 per unit cash distribution for the fourth quarter 2012 to uniholders of record at the close of business on February 8, 2013. The aggregate amount of the fourth quarter common, and preferred unitholder distribution paid on February 15, 2013 was $32.3 million.

Conversion of Management Incentive Fee

As of December 31, 2012, the subordination period had ended and our general partner had received a management incentive fee for three full consecutive quarters.  As a result, our general partner was eligible to convert up to 80% of its fourth quarter 2012 management incentive fee into Class B units.  On February 22, 2013, our general partner elected to convert 80% of the fourth quarter 2012 management incentive fee and, on March 4, 2013, received 6,133,558 Class B units which were considered issued and outstanding upon conversion.  Our general partner will receive a reduced fourth quarter management incentive fee of $0.7 million and is eligible for a distribution on the Class B units related to the fourth quarter 2012.

Derivative Contracts

In February 2013, we entered into new oil derivative contracts for the years 2013 through 2014. These contracts were entered into with the same counterparties as our existing derivative contracts. The table below details the newly executed contracts.

		Mar - Dec
Commodity	Index	2013	2014
Oil positions:
Swaps
Hedged Volume (Bbls/d)	WTI	469	464
Average price ($/Bbls)		$96.55	$93.50

		Apr - Dec
Commodity	Index	2013	2014
Oil positions:
Basis
Hedged Volume (Bbls/d)	WTS/WTI	2,400	2,400
Average price ($/Bbls)		$(1.90)	$(2.10)

F–50

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs

The following table sets forth the capitalized costs related to our oil and natural gas producing activities as of the dates indicated:

	December 31,
	2012	2011
Evaluated oil and natural gas properties	$1,656,146	$1,076,828
Unevaluated oil and natural gas properties	11,500	-
Gross oil and natural gas properties	1,667,646	1,076,828
Accumulated depreciation, depletion and amortization	(203,377)	(97,581)
Net capitalized costs	$1,464,269	$979,247

Pursuant to the FASB’s authoritative guidance on asset retirement obligations, net capitalized costs include asset retirement costs of $104.2 million and  $76.1 million as of December 31, 2012 and December 31, 2011.

Costs Incurred

Our oil and natural gas activities are conducted in the United States. The following table summarizes the costs incurred by us for the periods indicated:

	Partnership			Predecessor
	Year Ended	Year Ended	December 22 to	January 1 to
	December 31,	December 31,	December 31,	December 21,
	2012	2011	2010	2010
Acquisition of oil and natural gas properties:
Evaluated	$442,363	$-	$82,781	$872,829
Unevaluated	11,500	-	-	43,000
Development costs	140,037	102,606	946	60,567
Total	$593,900	$102,606	$83,727	$976,396

Estimated Proved Reserves

Third Party Reserves Estimate. The reserve estimates as of December 31, 2012, 2011 and 2010 presented in the table below were based on reserve reports prepared by Miller & Lents, Ltd., independent reserve engineers, using FASB and SEC rules in effect as of December 31, 2012, 2011 and 2010.

Oil and Natural Gas Reserve Quantities. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made.

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

F–51

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

Following is a summary of the proved developed and total proved oil, natural gas and NGL reserves attributed to our operations for the periods indicated:

		Natural
	Oil	Gas	NGL	Total
	(MBbl)	(MMcf)	(MBbl)	(Mboe)
Partnership:
Balance, December 22, 2010
Contribution from Predecessor (1)	29,704	242,237	1,925	72,002
Acquisition of reserves	6,530	1,538	-	6,786
Production	(73)	(510)	(5)	(165)
Balance, December 31, 2010	36,161	243,265	1,920	78,625
Extensions	2,002	677	211	2,325
Revision of previous estimates	4,033	(28,461)	6,873	6,162
Production	(2,594)	(16,927)	(377)	(5,792)
Balance, December 31, 2011	39,602	198,554	8,627	81,321
Extensions	1,877	4,958	257	2,960
Revision of previous estimates	342	(12,643)	1,764	(1)
Acquisition of reserves	18,123	12,926	647	20,924
Production	(3,106)	(13,475)	(743)	(6,095)
Balance, December 31, 2012	56,838	190,320	10,552	99,109

Proved developed reserves:
December 31, 2010	23,116	178,657	1,800	54,692
December 31, 2011	26,649	142,428	6,842	57,229
December 31, 2012	44,487	131,700	8,125	74,562
Proved undeveloped reserves:
December 31, 2010	13,045	64,608	120	23,933
December 31, 2011	12,953	56,126	1,785	24,092
December 31, 2012	12,351	58,620	2,428	24,549

Predecessor:
Balance, December 31, 2009 (2)	8,308	45,332	2,086	17,949
Purchases of reserves in place	21,890	243,835	2,592	65,121
Revisions of previous estimates	5,653	(1,050)	244	5,722
Production	(2,172)	(14,753)	(282)	(4,913)
Balance, December 21, 2010 (3)	33,679	273,364	4,640	83,880

Proved developed reserves:
December 21, 2010	24,313	198,160	4,411	61,751
Proved undeveloped reserves
December 21, 2010	9,366	75,204	229	22,129

F–52

(1)

These reserves include 3,878 MBbl of oil and 477 MBbl of NGL associated with the December 2012 Transferred Properties. The acquisitions of these assets were accounted for as transactions between entities under common control, whereby the Partnership’s historical financial information and proved reserve volumes have been revised to include balances and activity related to the acquired properties as if the Partnership owned them for all periods presented by the Partnership, including the period from December 22, 2010 to December 31, 2010 and the years ended December 31, 2011 and 2012.

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

Partnership

Our total proved reserves have increased each year since 2010.  The extensions in our reserves are the results of our drilling program and our workover activities. The upward revisions to total proved reserves are attributable to better performance of our wells.  The acquisitions of our reserves are primarily due to the Prize Acquisition and the East Texas Oil Field Acquisition in 2012.

Predecessor

The 24,482 MBbl of liquids and 243,835 MMcf of natural gas purchased in 2010, was associated with the Denbury acquisition. In 2010, the Partnership had net positive revisions of 5,653 MBbl of oil primarily due to higher commodity prices.

Standardized Measure of Discounted Future Net Cash Flows

The Standardized Measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, production, plugging and abandonment costs, discounted at 10% per annum to reflect timing of future cash flows. Production costs do not include depreciation, depletion and amortization of capitalized acquisition, exploration and development costs.

Our estimated proved reserves and related future net revenues and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day of-the-month prices for the prior 12 months were $94.71/Bbl for oil and $2.76/MMbtu for natural gas as of December 31, 2012; $96.19/Bbl for oil and $4.12/MMbtu for natural gas as of December 31, 2011 and the unweighted arithmetic average first-day of-the-month prices for the prior 12 months were $74.52/Bbl for oil and $4.53/MMbtu for natural gas as of December 31, 2010. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. As of December 31, 2012, the relevant average realized prices for oil, natural gas and NGLs were $96.86 per Bbl, $2.81 per Mcf and $42.16 per Bbl. As of December 31, 2011, the relevant average realized prices for oil, natural gas and NGLs were $93.69 per Bbl, $4.28 per Mcf and $50.00 per Bbl.  As of December 31, 2010, the relevant average realized prices for oil, natural gas and NGLs were $75.14 per Bbl, $4.70 per Mcf and $46.36 per Bbl.

Changes in the demand for oil and natural gas, inflation and other factors made such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of current market value of the proved reserves attributable to our reserves.

The estimated standardized measure of discounted future net cash flows relating to our proved reserves is shown below for the periods indicated:

F–53

	Partnership			Predecessor
	December 31,	December 31,	December 31,	December 21,
	2012	2011	2010	2010 (1)
Future cash inflows	$6,429,372	$4,992,358	$3,949,023	$4,019,453
Future production and development costs	(3,199,516)	(2,383,342)	(1,848,753)	(1,790,043)
Future net cash flows	3,229,856	2,609,016	2,100,270	2,229,410
10% annual discount for estimated timing
of cash flows	(1,623,015)	(1,297,353)	(1,050,246)	(1,092,216)
Standardized measure of discounted future
net cash flows	$1,606,841	$1,311,663	$1,050,024	$1,137,194

(1)	This standardized measure of discounted cash flows includes $1.1 million attributable to an approximate 94.3% noncontrolling interest in the Predecessor.

The above table does not include the effects of income taxes on future net revenues because during years ended December 31, 2012, 2011 and 2010, we were not subject to federal taxation at an entity-level. Accordingly, no provision for federal tax has been provided because taxable income is passed through to the partners. State corporate income, franchise and/or gross margins taxes have not been included due to their immateriality.

The following table sets forth the changes in the standardized measure of discounted future net cash flows applicable to our proved oil, natural gas and NGL reserves for the periods indicated:

	Partnership			Predecessor
	Year Ended	Year Ended	December 22 to	January 1 to
	December 31,	December 31,	December 31,	December 21,
	2012	2011	2010	2010
Beginning of period	$1,311,663	$1,050,024	$-	$216,875
Contribution from Predecessor	-	-	967,280	-
Purchases of reserves in place	-	-	-	836,500
Acquisition of reserves	484,163		88,573	-
Extensions	37,262	42,940	-	-
Revisions of previous estimates	(29)	114,354	-	77,585
Changes in future development cost, net	(49,392)	(59,955)	-	(50,731)
Development cost incurred during the year
that reduce future development costs	24,352	11,994	-	1,882
Net change in prices	(113,366)	261,402	-	73,352
Sales, net of production costs	(228,039)	(224,012)	(5,829)	(150,403)
Changes in timing and other	9,061	9,914	-	110,446
Accretion of discount	131,166	105,002	-	21,688
End of period	$1,606,841	$1,311,663	$1,050,024	$1,137,194

F–54

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

Capitalized Costs

The following table summarizes the carrying value of our portion of Ute’s consolidated oil and gas assets as of the dates indicated:

2010
Proved properties	$26,704
Less: Accumulated depreciation,
depletion, amortization and impairment	(7,187)
Proved properties, net	19,517
Unproved properties	1,067
Total oil and gas properties, net	$20,584

Costs Incurred

The following table sets forth our share of capitalized costs incurred in Ute’s property acquisition, exploration and development activities for the years indicated:

2010
Development costs	$14,631
Asset retirement obligation	116
Acquisitions	812
Total costs incurred for acquisition
and development activities	$15,559

Estimated Proved Reserves

All of Ute’s proved reserves are located entirely within the continental United States. Following is a summary of our share of the proved developed and total proved oil, natural gas and NGL reserves attributed to Ute’s operations.

	As of December 31, 2010
	Oil	Gas
	(MBbl)	(MMcf)
Proved reserves:
Balance, beginning of period	1,003	2,603
Recapitalization of Ute Energy, LLC	(140)	(529)
Extensions, discoveries and other additions	1,117	2,552
Divestiture of reserves	-	-
Revisions of previous estimates	(124)	(205)
Production	(123)	(296)
Balance, end of period	1,733	4,125
Proved developed reserves:
End of period	611	1,686

F–55

Standardized Measure of Discounted Future Net Cash Flows

For the year ended December 31, 2010, our share of Ute’s future cash inflows are calculated by applying the current SEC 12-month average pricing of oil and gas relating to proved reserves to the year-end quantities of those reserves. For 2010, calculations were made using SEC prices of $67.87 per Bbl WTI index for oil, $3.82 per MMBtu Henry Hub index for gas and $56.40 per Bbl Mt. Belvieu index for NGLs.

The estimated standardized measure of discounted future net cash flows relating to our share of Ute’s proved reserves is shown below:

December 31, 2010
Future cash inflows	$132,914
Future production costs	(59,674)
Future development costs	(27,886)
Future net cash flows	45,354
Ten percent annual discount	(18,530)
Standardized measure of discounted future net cash flows	$26,824

A summary of changes in the standardized measure of discounted future cash flows is as follows:

Year ended
December 31,
2010
Standardized measure of discounted future net cash flows, beginning of period	$8,947
Recapitalization of Ute Energy, LLC	(1,916)
Sales of oil and gas, net of production costs and local taxes	(7,601)
Extensions, discoveries and improved recoveries, less related costs	16,837
Revisions of previous quantity estimates	(964)
Net changes in prices and production costs	5,196
Previously estimated development costs incurred during the period	1,779
Changes in estimated future development costs, net	1,344
Development costs incurred during the year that reduce future development costs	-
Sales of reserves in place	-
Change in production rates (timing) and other	2,499
Accretion of discount	703
Standardized measure of discounted future net cash flows, end of period	$26,824

F–56

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In December 2012,  the Partnership acquired the December 2012 Transferred Properties from the Fund. Because these assets were acquired from an affiliate, the acquisition was accounted for as  a transaction between entities under common control, whereby the assets and liabilities of the acquired properties were recorded at the Fund’s carrying value and the Partnership’s historical financial information was revised to include the acquired properties for all periods in which the properties were owned by the Fund. Accordingly, the selected quarterly financial data presented below for the Partnership reflects the historical results of the Partnership combined with those of the acquired assets.

Quarterly financial data was as follows for the periods indicated:

`	Partnership
	First	Second	Third	Fourth
	Quarter (1)	Quarter (2)(3)	Quarter (4)(5)	Quarter (6)
2012
Revenues	$94,104	$89,356	$91,128	$97,410
Gross profit (7)	61,337	53,212	55,980	57,531
Operating income	25,656	15,409	17,222	12,054
Net (loss) income	(8,226)	130,700	(44,660)	1,937
Net (loss) income per limited partner unit (basic)	$(0.49)	$2.15	$(1.25)	$(0.24)
Net (loss) income per limited partner unit (diluted)	$(0.49)	$1.67	$(1.25)	$(0.24)

(1)

The first quarter results were impacted due to revisions from the December 2012 Transferred Properties with an increase in net loss of $1.0 million comprising of increases of $28.3 million in revenues, $18.6 million in gross margin (including $9.7 million of production expense), $11.8 million in operating income, $11.4 million in unrealized losses on commodity derivatives.

(2)

The second quarter results were impacted due to revisions from the December 2012 Transferred Properties with an increase in net income of $31.6 million comprising of increases of $27.1 million in revenues, $16.8 million in gross margin (including $10.4 million of production expense), $10.1 million in operating income, and $22.7 million in unrealized gains on commodity derivatives.

(3)

The second quarter results were impacted due to revisions from the December 2012 Transferred Properties with an increase in net income of $30.6 million comprising of increases of $55.4 million in revenues, $35.4 million in gross margin (including $20.1 million in production expense), $21.9 million in operating income, and $11.3 million in unrealized gains on commodity derivatives.

(4)

The third quarter results were impacted due to revisions from the December 2012 Transferred Properties with an increase in net income of $0.3 million comprising of increases of $26.2 million in revenues, $15.7 million of gross margin (including $10.5 million in production expense), $8.7 million in operating income, and $7.3 million in unrealized losses on commodity derivatives.

(5)

The third quarter results were impacted due to revisions from the December 2012 Transferred Properties with an increase in net income of $30.9 million comprising of increases of $81.6 million in revenues, $51.1 million in gross margin (including $30.6 million in production expense), $30.6 million in operating income, and $4.0 million in unrealized gains on commodity derivatives.

(6)

The fourth quarter results were impacted due to revisions from the December 2012 Transferred Properties with an increase in net income of $6.4 million comprising of increases of $27.7 million in revenues, $16.7 million in gross margin (including $10.9 million in production expense), $9.2 million in operating income, and $1.6 million in unrealized losses on commodity derivatives.

(7)	Represents total revenues less production expenses.

F–57

	Partnership
	First	Second	Third	Fourth
	Quarter (1)	Quarter (2)(3)	Quarter (4)(5)	Quarter (6)
2011
Revenues	$85,517	$95,547	$86,322	$93,518
Gross profit (7)	55,218	63,494	50,041	59,924
Operating income	23,475	29,254	15,494	23,553
Net (loss) income	(43,192)	38,508	123,391	(30,412)
Net (loss) income per limited partner unit (basic)	$(0.82)	$0.44	$1.45	$(0.98)
Net (loss) income per limited partner unit (diluted)	$(0.82)	$0.44	$1.45	$(0.98)

(1)

The first quarter results were impacted due to revisions from the December 2012 Transferred Properties with an increase in net income of $3.4 million comprising of increases of $22.7 million in revenues, $12.2 million in gross margin (including $10.5 million of production expense), $6.5 million in operating income, $2.0 million in unrealized losses on commodity derivatives.

(2)

The second quarter results were impacted due to revisions from the December 2012 Transferred Properties with an increase in net income of $9.5 million comprising of increases of $27.7 million in revenues, $16.9 million in gross margin (including $10.8 million of production expense), $10.4 million in operating income, and $0.4 million in unrealized gains on commodity derivatives.

(3)

The six months ended June 30, 2011 results were impacted due to revisions from the December 2012 Transferred Properties with an increase in net income of $12.9 million comprising of increases of $50.4 million in revenues, $29.1 million in gross margin (including $21.3 million in production expense), $16.9 million in operating income, and $1.6 million in unrealized losses on commodity derivatives.

(4)

The third quarter results were impacted due to revisions from the December 2012 Transferred Properties with an increase in net income of $18.2 million comprising of increases of $21.5 million in revenues, $9.4 million in gross margin (including $12.1 million in production expense), $3.9 million in operating income, and $15.6 million in unrealized gains on commodity derivatives.

(5)

The nine months ended September 30, 2011 results were impacted due to revisions from the December 2012 Transferred Properties with an increase in net income of $31.1 million comprising of increases of $71.9 million in revenues, $38.5 million in gross margin (including $33.4 million in production expense), $20.8 million in operating income, and $14.0 million in unrealized gains on commodity derivatives.

(6)

The fourth quarter results were impacted due to revisions from the December 2012 Transferred Properties with a decrease in net income of $3.9 million comprising of increases of $29.1 million in revenues, $18.4  million in gross margin (including $10.9 million in production expense), $11.9 million in operating income, and $14.5 million in unrealized losses on commodity derivatives.

(7)	Represents total revenues less production expenses

F–58