Form 10-Q
period 2013-09-30
QR Energy, LP
filed 2013-11-06
CIK 1502012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 1, 2013,  there were 6,133,558 Class B Units, 16,666,667 Class C Preferred Units, 58,617,600 Common Units, and 51,036 General Partner Units outstanding.

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

All statements, other than statements of historical fact, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, some of which are beyond our control. Actual results could differ materially from those anticipated in these forward-looking statements. One should carefully consider the statements under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012  contained herein and therein, which describe known material factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

QR ENERGY, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,064	$31,836
Accounts receivable	58,677	41,897
Due from general partner	-	165
Due from affiliates	2,547	-
Derivative instruments	30,399	45,522
Prepaid and other current assets	2,194	2,642
Total current assets	119,881	122,062
Noncurrent assets:
Oil and natural gas properties, using the full cost method of accounting
Evaluated	1,846,976	1,656,146
Unevaluated	4,590	11,500
Gross oil and natural gas properties	1,851,566	1,667,646
Other property, plant and equipment	13,113	-
Less accumulated depreciation, depletion, and amortization	(288,871)	(203,377)
Total oil and natural gas properties and other property, plant and equipment, net	1,575,808	1,464,269
Derivative instruments	63,070	76,621
Other assets	39,778	23,575
Total noncurrent assets	1,678,656	1,564,465
Total assets	$1,798,537	$1,686,527

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Current portion of asset retirement obligations	$1,729	$1,426
Derivative instruments	15,306	8,727
Accrued and other liabilities	64,585	46,284
Total current liabilities	81,620	56,437
Noncurrent liabilities:
Long-term debt	896,464	766,076
Derivative instruments	9,247	16,993
Asset retirement obligations	140,853	125,565
Other liabilities	18,934	6,892
Total noncurrent liabilities	1,065,498	915,526
Commitments and contingencies (see Note 11)
Partners' capital:
Class C convertible preferred unitholders (16,666,667 units issued and outstanding
as of September 30, 2013 and December 31, 2012)	384,673	373,068
General partner (51,036 units issued and outstanding
as of September 30, 2013 and December 31, 2012)	637	710
Class B unitholders (6,133,558 and zero units issued and outstanding
as of September 30, 2013 and December 31, 2012)	-	-
Public common unitholders (51,428,162 and 51,299,278 units issued
and outstanding as of September 30, 2013 and December 31, 2012)	333,177	403,757
Affiliated common unitholders (7,145,866 units issued
and outstanding as of September 30, 2013 and December 31, 2012)	(73,425)	(62,971)
Accumulated other comprehensive income	100	-
Total QR Energy, LP partners' capital	645,162	714,564
Noncontrolling interest	6,257	-
Total partners' capital	651,419	714,564
Total liabilities and partners' capital	$1,798,537	$1,686,527

See accompanying notes to the consolidated financial statements

QR ENERGY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Oil and natural gas sales	$122,478	$90,139	$331,284	$271,739
Disposal, processing and other	3,529	989	5,039	2,849
Total revenues	126,007	91,128	336,323	274,588
Operating Expenses:
Production expenses	44,431	35,148	129,668	104,059
Disposal and related expenses	2,825	-	2,825	-
Depreciation, depletion and amortization	28,018	26,331	85,496	75,941
Accretion of asset retirement obligations	1,921	1,412	5,411	4,109
General and administrative	11,204	10,737	31,398	30,906
Acquisition and transaction costs	435	278	1,055	1,286
Total operating expenses	88,834	73,906	255,853	216,301
Operating income	37,173	17,222	80,470	58,287
Other income (expense):
Gain (loss) on commodity derivative contracts, net	(45,377)	(49,461)	(11,860)	52,001
Interest expense, net	(14,624)	(12,592)	(35,947)	(31,946)
Other income , net	1,373	-	1,373	-
Total other income (expense), net	(58,628)	(62,053)	(46,434)	20,055
Income (loss) before income taxes	(21,455)	(44,831)	34,036	78,342
Income tax (expense) benefit, net	(42)	171	(93)	(528)
Net income (loss)	(21,497)	(44,660)	33,943	77,814
Less: Net income attributable to noncontrolling interest	222	-	222	-
Net income (loss) attributable to QR Energy, LP	$(21,719)	$(44,660)	$33,721	$77,814
Net income (loss) attributable to QR Energy, LP per limited partner unit:
Common unitholders' (basic)	$(0.57)	$(1.25)	$0.01	$0.49
Common unitholders' (diluted)	(0.57)	(1.25)	0.01	0.49
Subordinated unitholders' (basic)	-	(1.26)	-	0.33
Subordinated unitholders' (diluted)	-	(1.26)	-	0.33
Weighted average number of limited partner units outstanding:
Common units (basic)	58,572	37,425	58,494	34,347
Common units (diluted)	58,572	37,425	58,494	34,347
Subordinated units (basic and diluted)	-	7,146	-	7,146

See accompanying notes to the consolidated financial statements

QR ENERGY, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net income (loss)	$(21,497)	$(44,660)	$33,943	$77,814
Other comprehensive income, net of tax:
Change in fair value of available-for-sale securities	179	-	179	-
Total other comprehensive income	179	-	179	-
Total comprehensive income (loss)	(21,318)	(44,660)	34,122	77,814
Less: Comprehensive income attributable to noncontrolling interest	301	-	301	-
Comprehensive income (loss) attributable to QR Energy, LP	$(21,619)	$(44,660)	$33,821	$77,814

See accompanying notes to the consolidated financial statements

QR ENERGY, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
(In thousands)

	Class C					Accumulated	Total
	Convertible			Limited Partners		Other	QR Energy, LP		Total
	Preferred	General	Class B	Public	Affiliated	Comprehensive	Partners'	Noncontrolling	Partners'
	Unitholders	Partner	Unitholders	Common	Common	Income	Capital	Interest	Capital
Balances - December 31, 2012	$373,068	$710	$-	$403,757	$(62,971)	$-	$714,564	$-	$714,564
Recognition of unit-based awards	-	-	-	5,120	-	-	5,120	-	5,120
Unit issuance costs	-	-	-	(78)	-	-	(78)	-	(78)
Distributions to unitholders	(10,500)	(75)	(8,970)	(76,230)	(10,451)	-	(106,226)	-	(106,226)
Amortization of discount on increasing rate distributions	11,605	-	-	-	-	-	11,605	-	11,605
Noncash distribution to preferred unitholders	(11,605)	-	-	-	-	-	(11,605)	-	(11,605)
Management incentive fee earned	-	(2,013)	-	-	-	-	(2,013)	-	(2,013)
Other	-	1	-	765	(792)	-	(26)	5,956	5,930
Other comprehensive income, net of tax	-	-	-	-	-	100	100	79	179
Net income (loss)	22,105	2,014	8,970	(157)	789	-	33,721	222	33,943
Balances - September 30, 2013	$384,673	$637	$-	$333,177	$(73,425)	$100	$645,162	$6,257	$651,419

See accompanying notes to the consolidated financial statements

QR ENERGY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income (1)	$33,943	$77,814
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	85,496	75,941
Accretion of asset retirement obligations	5,411	4,109
Recognition of unit-based awards	5,120	2,124
General and administrative expense contributed by affiliates	-	26,785
Loss (gain) on derivative contracts, net	14,414	(41,909)
Cash received (paid) on settlement of derivative contracts	13,093	14,893
Other items	3,445	4,073
Changes in operating assets and liabilities:
Accounts receivable and other assets	(20,716)	(11,232)
Accounts payable and other liabilities	1,612	5,359
Net cash provided by operating activities	141,818	157,957
Cash flows from investing activities:
Additions to oil and natural gas properties	(65,898)	(100,940)
Acquisitions, net of cash acquired	(101,696)	(225,118)
Proceeds from sale of oil and gas properties	-	3,082
Proceeds from sale of available-for-sale securities	4,643	-
Purchases of available-for-sale securities	(4,268)	-
Net cash used in investing activities	(167,219)	(322,976)
Cash flows from financing activities:
Proceeds from senior note offering, net of discount	-	295,860
Proceeds from issuance of units to the General Partner	-	115
Proceeds from issuance of units	87	161,958
Management incentive fee to the General Partner	(2,014)	(3,155)
Distributions to unitholders	(106,226)	(70,959)
Distributions to the Predecessor	-	(27,177)
Proceeds from bank borrowings	150,000	116,500
Repayments on bank borrowings	(20,000)	(291,500)
Deferred financing costs	(1,828)	(8,891)
Other	(390)	(21)
Net cash provided by financing activities	19,629	172,730
Increase (decrease) in cash	(5,772)	7,711
Cash and cash equivalents at beginning of period	31,836	17,433
Cash and cash equivalents at end of period	$26,064	$25,144

(1) Includes net income attributable to noncontrolling interest

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

Our general partner is QRE GP, LLC (“general partner” or “QRE GP”). We conduct our operations through our 100%  owned subsidiary QRE Operating, LLC (“OLLC”). Our 100% owned subsidiary, QRE Finance Corporation (“QRE FC”), has no material assets and was formed for the sole purpose of serving as a co-issuer of our debt securities. In connection with our acquisition of certain East Texas oil properties (see Note 3 – Acquisitions), we acquired a controlling interest in East Texas Saltwater Disposal Company (“ETSWDC”), a privately held Texas corporation. The main purpose of ETSWDC is to dispose of salt water generated as a by-product from oil production in the East Texas Oil Field.

Quantum Resources Management, LLC (“QRM”), a subsidiary of QA Holdings, LP, provides management and operational services for us and the Fund. In accordance with the services agreement (the “Services Agreement”) between us, QRE GP and QRM, beginning on January 1, 2013, QRM is entitled to the reimbursement of general and administrative charges from us based on the allocation of charges between the Fund and us. Prior to January 1, 2013, the Partnership was required to pay an administrative services fee equal to 3.5% of Adjusted EBITDA, as defined in the Services Agreement. Refer to Note 2 – Significant Accounting Policies for details on the allocation of general and administrative expenses beginning on January 1, 2013.

As of September 30, 2013, our ownership structure comprised a 0.1% general partner interest, a 7.5% limited partner interest in us represented by 6,133,558 Class B units held by QRE GP, a 29.2% limited partner interest held by the Fund, comprised of common units and all of our preferred units, and a 63.2% limited partner interest held by the public unitholders. On February 22, 2013, in accordance with our partnership agreement, our general partner elected to convert 80% of their fourth quarter 2012 management incentive fee and, on March 4, 2013, received 6,133,558 Class B units which were issued and outstanding upon conversion.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete annual financial statements. During interim periods, the Partnership follows the accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 include all adjustments we believe are necessary for a fair statement of the results for the interim periods. The consolidated financial statements include the accounts of the Partnership, its 100% owned subsidiaries, and investments we are deemed to control. All significant intercompany transactions have been eliminated upon consolidation. Prior period amounts have been revised to conform to current period presentation. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2013. These consolidated financial statements and other information included in this quarterly report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2012 Annual Report.

The Partnership’s historical financial statements previously filed with the SEC have been revised in this quarterly report on Form 10-Q to include the results attributable to properties acquired from the Fund in December 2012 as if the Partnership owned such assets for all periods presented by the Partnership including the period from

January 1, 2012 to September 30, 2012 as the transaction was between entities under common control. The consolidated financial statements for periods prior to the Partnership’s acquisition of the properties have been prepared from the Predecessor’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported. See our accounting policy for transactions between entities under common control set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2012 Annual Report.

Accounting Policy Updates

The accounting policies followed by the Partnership are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2012 Annual Report. With the exception of the general and administrative expense allocation, the following additions and modifications to our policies were made during the nine months ended September 30, 2013 to give effect to the controlling interest of ETSWDC.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities of three months or less when acquired which are stated at cost and approximate fair value. Our cash and cash equivalents consist of cash in banks and investments in money market accounts.

Investments

Investments consist of debt and equity securities, all of which are classified as available-for-sale and stated at fair value on our consolidated balance sheet. Accordingly, unrecognized changes in fair value and the related deferred tax effect are excluded from earnings and reported as a separate component within our consolidated statement of other comprehensive income. Changes in fair value of securities sold are computed based on the specific identification of the securities sold and reclassified from other comprehensive income into earnings in the period sold.

Other Property, Plant and Equipment

Other property, plant and equipment consists of property and equipment related to the disposal of saltwater in our East Texas fields and are held at cost and depreciated on a straight-line basis over 5 to 25 years.

Pensions and Other Postretirement Benefits

We recognize the overfunded or underfunded status of the pension and postretirement benefit plans as either assets or liabilities on our consolidated balance sheet. A plan’s funded status is the difference between the fair value of the plan assets and the plan’s benefit obligation. The plan’s benefit obligation is based on estimates using management’s best estimate and judgments which includes independent actuarial service assumptions to determine the plan obligation. We record the plan’s cost and income – unrecognized losses and gains, unrecognized prior service costs and credits and any transition obligations – in our statement of other comprehensive income until they are amortized into earnings as a  component of benefit costs.

Asset Retirement Obligations

We have significant obligations to plug and abandon oil, natural gas and saltwater disposal wells and related equipment at the end of oil and natural gas production or saltwater disposal operations. We incur these liabilities upon acquiring or drilling a well. GAAP requires entities to record the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, changes in the present value of the liability are accreted and expensed. The capitalized asset costs are depleted as a component of the full cost pool. The fair values of additions to the ARO liability are estimated using present value techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandonment costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) inflation factors; and (iv) a credit-adjusted risk free rate. Future revisions to ARO estimates will impact the present value of existing ARO liabilities and corresponding adjustments will be made to the capitalized asset retirement costs balance. Upon settlement of liabilities related to our oil and natural gas properties, we adjust the full cost pool to the extent the actual costs differ from the recorded liability. Upon settlement of liabilities related to our other property, plant and equipment, we record a gain or loss in earnings to the extent the actual costs differ from the recorded liability.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

Recent Accounting Pronouncements

Effective with the acquisition of ETSWDC in August 2013, we adopted ASU 2013-02, Comprehensive Income: Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI). The ASU requires aggregated disclosures of amounts reclassified out of AOCI as well as a presentation of changes in AOCI balances by component. The changes in AOCI by component, including amounts reclassified out of AOCI in their entirety are presented in the consolidated statement of comprehensive income. This update did not impact our balance sheet, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The objective of this update is to provide enhanced disclosures that will enable the users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  The amendment requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  This scope would include financial and derivative instruments that either offset in accordance with U.S. GAAP or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with U.S. GAAP.  This amendment became effective for annual reporting periods beginning on or after January 1, 2013, and the interim periods within those annual periods. We adopted this update, which expanded disclosures, in January 2013 and it did not have a material impact on our financial position, results of operations or cash flows. Refer to Note 6 – Derivative Activities for details on the expanded disclosures.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. This ASU issuance did not impact our adoption of ASU 2011-11 as noted above.

NOTE 3 – ACQUISITIONS

2013 Acquisitions

On August 6, 2013, we closed the acquisition of primarily oil properties located in East Texas (the “2013 East Texas Acquisition”) from a private seller for $107.3 million cash, subject to customary purchase price adjustments using funds drawn on our revolving credit facility. The acquired properties (the “2013 East Texas Properties”) had estimated proved reserves of 5.9 MMBoe as of the date of the acquisition utilizing SEC case pricing. The acquisition had an effective date of June 1, 2013. The costs associated with the 2013 East Texas Acquisition of $0.4 million are recorded in “Acquisition and transaction costs” on our consolidated statements of operations for the three and nine months ended September 30, 2013. In connection with the 2013 East Texas Acquisition, we assumed an estimated environmental liability of $0.5 million. Refer to Note 11 – Commitments and Contingencies for further details. Since the closing date, revenues of $4.8 million and operating expenses of $1.8 million related to the operation of the 2013 East Texas Properties are included in our consolidated statements of operations for the three and nine months ended September 30, 2013.

With the 2013 East Texas Acquisition, we acquired a  32% interest in ETSWDC which combined with our previously acquired interest resulted in a controlling interest of 56%. As of the closing date of the acquisition, we have consolidated ETSWDC into our consolidated financial statements.  In addition, our previous ownership in ETSWDC was remeasured to fair value on the acquisition date resulting in a gain of $1.3 million recognized in “Other income (expense)” in our consolidated statements of operations.

The 2013 East Texas Acquisition qualified as a business combination and was accounted for under the purchase method of accounting. The fair value measurements of the oil and gas properties, the investment in ETSWDC, and asset retirement obligations were measured using valuation techniques and unobservable inputs that convert future cash flows to a single discounted amount.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed as of the closing date:

Oil and gas properties	$103,821
Other assets	825
Investment in ETSWDC	9,576
Asset retirement obligation	(6,069)
Other current liabilities	(852)
Net assets acquired	$107,301

The following table summarizes the estimated preliminary fair values of the ETSWDC assets and liabilities along with the fair value of the noncontrolling interest to derive our investment in ETSWDC acquired in the 2013 East Texas Acquisition.

Assets acquired and liabilities assumed:
Current assets (1)	$7,858
Property, plant and equipment, net	13,103
Other long term assets	16,215
Total assets	37,176
Liabilities:
Current liabilities	(1,761)
Asset retirement obligation	(4,607)
Pension and postretirement benefits	(12,039)
Total liabilities	(18,407)
Fair value of saltwater disposal company	18,769
Less: Remeasurement of previously held interest	(3,237)
Less: Fair value of noncontrolling interest in ETSWDC	(5,956)
Fair value of ETSWDC acquired by QR Energy, LP	$9,576

(1)	Includes $3.5 million of cash and cash equivalents.

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

2012 Acquisitions

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

Pro Forma Information

The following unaudited pro forma income statement information for the three and nine months ended September 30, 2013 and 2012 assumes the 2013 East Texas Acquisition had occurred on January 1, 2012. The unaudited pro forma income statement information for the three and nine months ended September 30, 2012 assumes the Prize Acquisition and the 2012 East Texas Acquisition had occurred on January 1, 2011. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense on the fair value of the assets acquired. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor are they indicative of future results of operations.

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Total revenues	$130,161	$114,476	$365,439	$357,982
Operating income	$37,860	$23,944	$86,455	$85,850
Net income (loss) attributable to QR Energy, LP	$(21,277)	$(39,629)	$38,369	$99,928
Net income per unit:
Common unitholders' (basic)	$(0.56)	$(1.14)	$0.09	$0.92
Common unitholders' (diluted)	$(0.56)	$(1.14)	$0.09	$0.92
Subordinated unitholders' (basic)	$-	$(1.15)	$-	$0.91
Subordinated unitholders' (diluted)	$-	$(1.15)	$-	$0.91

NOTE 4 – INVESTMENTS

Our available for sale securities consist of investments not classified as trading securities or as held-to-maturity. Our investments are classified as “Other assets” on our consolidated balance sheet.

As of September 30, 2013, we had the following available-for-sale investments outstanding:

	Cost	Gross	Gross
	Basis	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale securities:
Equities	$3,595	$113	$63	$3,645
Mutual funds	8,514	90	20	8,584
Municipal bond	521	-	-	521
Exchange traded funds	3,194	84	25	3,253
Total for available-for-sale securities	$15,824	$287	$108	$16,003

During the three and nine months ended September 30, 2013 we received $4.6 million in proceeds from the sale of available-for-sale securities with a realized loss of less than $0.1 million.

We evaluate securities for other than temporary impairment on a quarterly basis and more frequently when economic or market concerns warrant such an evaluation. The unrealized losses above have been outstanding for less than three months. We have evaluated the unrealized losses above and have determined that these losses do not represent an other than temporary impairment.

NOTE 5 – FAIR VALUE MEASUREMENTS

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

Available for Sale Securities — The fair value of the available-for-sale securities are estimated using actual trade data, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources. We validate the data provided by independent pricing services to make assessments and determinations as to the ultimate valuation of its investment portfolio by comparing such pricing against other third party pricing data.

We utilize the most observable inputs available for the valuation technique utilized. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table sets forth, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. All fair values reflected below and on the consolidated balance sheet have been adjusted for nonperformance risk.

As of September 30, 2013	Total	Level 1	Level 2	Level 3
Assets from commodity derivative instruments	$93,469	$-	$93,469	$-
Available for sale securities:
Equities	3,645	3,645	-	-
Mutual funds	8,584	8,584	-	-
Municipal bond	521	-	521	-
Exchange traded funds	3,253	3,253	-	-
Total available for sale securities	16,003	15,482	521	-
	$109,472	$15,482	$93,990	$-

Liabilities from commodity derivative instruments	$13,328	$-	$13,328	$-
Liabilities from interest rate derivative instruments	11,225	-	11,225	-
	$24,553	$-	$24,553	$-

As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets from commodity derivative instruments	$122,143	$-	$122,143	$-
	$122,143	$-	$122,143	$-

Liabilities from commodity derivative instruments	$13,484	$-	$13,484	$-
Liabilities from interest rate derivative instruments	12,236	-	12,236	-
	$25,720	$-	$25,720	$-

Fair Value of Other Financial Instruments

Fair value guidance requires certain fair value disclosures, such as those on our long-term debt, to be presented in both interim and annual reports. The estimated fair value amounts of financial instruments have been determined using available market information and valuation methodologies described below.

Revolving Credit Facility — The fair value of our revolving credit facility depends primarily on the current active market LIBOR. The carrying value of our revolving credit facility as of September 30, 2013 approximates fair value based on the current LIBOR and is classified as a Level 2 input in the fair value hierarchy.

Derivative Premiums – The fair value of the deferred premiums on our commodity derivatives is based on the current active market LIBOR.  The carrying value of the premiums as of September 30, 2013 approximates fair value based on the current LIBOR and is classified as a Level 2 input in the fair value hierarchy.  Refer to Note 6 – Derivative Activities for further information on the derivative premiums.

Senior Notes – The fair value of our senior notes is measured based on inputs from quoted, unadjusted prices from over-the-counter markets for debt instruments. If the senior notes had been measured at fair value, we would classify them as Level 1 under the fair value hierarchy. The fair value of our senior notes as of September 30, 2013 was $307.5 million.

There have been no transfers between levels within the fair value measurement hierarchy during the nine months ended September 30, 2013.

NOTE 6 – DERIVATIVE ACTIVITIES

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

During the nine months ended September 30, 2013, we entered into new oil swap and basis swap contracts with settlement dates ranging from 2013 through 2017.  All of the new contracts were entered into with the counterparties under our revolving credit facility.

The deferred premiums associated with certain of our oil and natural gas derivative instruments were $5.0 million and $4.9 million and are classified as other non-current liabilities on the consolidated balance sheets as of September 30, 2013 and December 31, 2012. These deferred premiums will be paid to the counterparty with each monthly settlement (January 2015 – December 2017)  and will be recognized as an adjustment of gain (loss) on commodity derivative contracts, net.

We hold commodity derivative contracts to manage our exposure to changes in the price of oil and natural gas related to our oil and natural gas production.  As of September 30, 2013, the notional volumes of our commodity derivative contracts were:

Commodity	Index	Oct 1 - Dec 31, 2013	2014	2015	2016	2017
Oil positions:
Swaps
Hedged Volume (Bbls/d)	WTI	8,282	7,815	7,356	6,293	5,547
Average price ($/Bbls)		$98.34	$95.65	$93.74	$90.03	$86.23
Hedged Volume (Bbls/d)	LLS	1,400	1,900
Average price ($/Bbls)		$99.51	$98.77
Basis
Hedged Volume (Bbls/d)	WTS/WTI	2,400	2,400
Average price ($/Bbls)		$(1.90)	$(2.10)
Collars
Hedged Volume (Bbls/d)	WTI		425	1,025	1,500
Average floor price ($/Bbls)			$90.00	$90.00	$80.00
Average ceiling price ($/Bbls)			$106.50	$110.00	$102.00

Natural gas positions:
Swaps
Hedged Volume (MMBtu/d)	Henry Hub	30,337	26,622	7,191	11,350	10,445
Average price ($/MMBtu)		$6.05	$6.18	$5.34	$4.27	$4.47
Basis Swaps (1)
Hedged Volume (MMBtu/d)	Henry Hub	18,446	17,066	14,400
Average price ($/MMBtu)		$(0.17)	$(0.19)	$(0.19)
Collars
Hedged Volume (MMBtu/d)	Henry Hub	2,446	4,966	18,000	630	595
Average floor price ($/MMBtu)		$6.50	$5.74	$5.00	$4.00	$4.00
Average ceiling price ($/MMBtu)		$8.65	$7.51	$7.48	$5.55	$6.15
Puts
Hedged Volume (MMBtu/d)	Henry Hub			420	11,350	10,445
Average price ($/MMBtu)				$4.00	$4.00	$4.00

(1)	Our natural gas basis swaps are used to hedge the differential between Henry Hub and various price points.

Interest Rate Derivatives

In an effort to mitigate exposure to changes in market interest rates, we have entered into interest rate swaps that effectively fix the LIBOR component on our outstanding variable rate debt.  The changes in the fair value of these instruments are recorded in current earnings.

During the nine months ended September 30, 2013, we entered into new interest rate swaps with settlement dates through 2016.  The new contracts were entered into with various financial institutions.

Financial Statement Presentation of Derivatives

 The fair value of our derivatives as recorded on our balance sheet was as follows as of the dates indicated:

	September 30, 2013		December 31, 2012
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
Commodity contracts	$93,469	$13,328	$122,143	$13,484
Interest rate contracts	-	11,225	-	12,236
	$93,469	$24,553	$122,143	$25,720

Commodity
Current	$30,399	$9,982	$45,522	$4,130
Noncurrent	63,070	3,346	76,621	9,354
	$93,469	$13,328	$122,143	$13,484
Interest
Current	$-	$5,324	$-	$4,597
Noncurrent	-	5,901	-	7,639
	$-	$11,225	$-	$12,236

Total Derivatives
Current	$30,399	$15,306	$45,522	$8,727
Noncurrent	63,070	9,247	76,621	16,993
	$93,469	$24,553	$122,143	$25,720

The following table presents our derivatives on a net basis as of the dates indicated:

	September 30, 2013		December 31, 2012
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives

Gross derivatives	$93,469	$24,553	$122,143	$25,720
Netting	(4,742)	(4,742)	(11,594)	(11,594)
Net derivatives	$88,727	$19,811	$110,549	$14,126

The following table presents the impact of derivatives and their location within our consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total gains (losses):
Commodity contracts (1)	$(45,377)	$(49,461)	$(11,860)	$52,001
Interest rate swaps (2)	(3,242)	(3,172)	(2,554)	(10,092)
Total	$(48,619)	$(52,633)	$(14,414)	$41,909

(1)	Gain (loss) on commodity derivative contracts is located in other income (expense) in the consolidated statements of operations.
(2)	Gain (loss) on interest rate derivatives contracts is recorded as part of interest expense and is located in other income (expense) in the consolidated statements of operations.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

We record the estimated asset retirement obligation (“ARO”) as a liability on our consolidated balance sheet and capitalize the cost in the “Oil and natural gas properties, using the full cost method of accounting” or “Other property, plant and equipment” balance sheet captions during the period in which the obligation is incurred. We record the accretion of our ARO liabilities in “Accretion of asset retirement obligations” in our consolidated statements of operations. Payments to settle asset retirement obligations occur over the lives of the oil and natural gas properties and other property, plant and equipment.

Changes in our asset retirement obligations for the nine months ended September 30, 2013 are presented in the following table:

Nine Months Ended
September 30, 2013
Beginning of period	$126,991
Assumed in acquisition	10,676
Revisions to previous estimates	3,934
Liabilities incurred	229
Liabilities settled	(4,659)
Accretion expense	5,411
End of period	$142,582
Less: Current portion of asset retirement obligations	(1,729)
Asset retirement obligations - non-current	$140,853

NOTE 8 – ACCRUED AND OTHER LIABILITIES

As of September 30, 2013 and December 31, 2012, accrued and other liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Accrued operating expenses	$21,072	$11,173
Accrued capital spending	15,561	6,109
Accrued production and other taxes	10,090	7,401
Senior notes accrued interest	4,625	11,563
Gas imbalance liability	4,775	5,351
Distributions payable	3,500	3,500
Hedge settlement payable	2,410	-
Other	2,552	1,187
Total accrued and other liabilities	$64,585	$46,284

NOTE 9 – PENSIONS AND POSTRETIREMENT BENEFITS

ETSWDC sponsors a non-contributory defined benefit pension plan and a contributory other postretirement benefit plan covering substantially all its employees.

The components of net periodic benefit costs are reflected in our consolidated statements of operations in the “Disposal and related operating expense” caption as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Qualified Pension Plan
Interest cost	$172	$172
Service cost	54	54
Expected return on plan assets	(209)	(209)
Net periodic pension cost	$17	$17

Postretirement Benefits
Interest cost	$58	$58
Service cost	11	11
Expected return on plan assets	(14)	(14)
Total postretirement benefit cost	$55	$55

NOTE 10 – LONG-TERM DEBT

As of September 30, 2013 and December 31, 2012, consolidated debt obligations consisted of the following:

	September 30, 2013	December 31, 2012
Revolving credit facility	$600,000	$470,000
9.25% Senior Notes (1)	296,464	296,076
Total long-term debt	$896,464	$766,076

Letters of credit (2)	$23,488	$23,488

(1)	The amount is net of unamortized discount of $3.5 million and $3.9 million as of September 30, 2013 and December 31, 2012, respectively.
(2)

These letters of credit relate to a reclamation deposit requirement of $23.4 million and others totaling $0.1 million. Refer to Note 11 – Commitment and Contingencies for details on the reclamation deposit.

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

As of September 30, 2013, we had $600 million of borrowings outstanding and $23.5 million of letters of credit issued resulting in $276.5 million of borrowing availability under the Credit Agreement.

On October 15, 2013, our revolving credit facility borrowing base increased to $950 million as a result of our semi-annual borrowing base redetermination.  As of November 1, 2013 we had $600 million of borrowings outstanding with borrowing availability of $326.5 million ($950 million of borrowing base less $600 million of outstanding borrowing and $23.5 million of outstanding letters of credit) under the Credit Agreement.

As of September 30, 2013, the Credit Agreement provided for a $1.5 billion revolving credit facility maturing on April 20, 2017, with a borrowing base of $900 million. The borrowing base is subject to redetermination on a semi-annual basis as of May 1 and November 1 of each year and is subject to a number of factors including quantities of proved oil and natural gas reserves, the banks’ pricing assumptions, and other various factors unique to each member bank. The borrowing base may also be reduced by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. Borrowings under the Credit Agreement are collateralized by liens on at least 80% of our oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries. ETSWDC is not a subsidiary guarantor under our Credit Agreement. Borrowings bear interest at our option of either (i) the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50%, or the one-month adjusted LIBOR plus 1.0%, all of which would be subject to a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum.

The Credit Agreement requires us to maintain a ratio of total debt to EBITDAX (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and also requires us to provide audited financial statements within 90 days of year end and quarterly unaudited financial statements within 45 days of quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of our forecasted production attributable to proved developed producing reserves and (ii) 85% of our forecasted production for the next two years from total proved reserves and 75% of our forecasted production from total proved reserves thereafter, in each case, based upon production estimates in the most recent reserve report. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of September 30, 2013, we were in compliance with all of the Credit Agreement covenants.

9.25% Senior Notes

On July 30, 2012, we and our 100%  owned subsidiary QRE FC, completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of 9.25% Senior Notes, due 2020 (the “Senior Notes”). The Senior Notes were issued at 98.62% of par with interest payments to be made on February 1 and August 1 each year beginning in 2013.  In 2012, we filed and completed a registration statement with the SEC to allow the holders of the Senior Notes to exchange for registered Senior Notes that have substantially identical terms as the Senior Notes. We have the option to redeem the notes, in whole or in part, at any time on or after August 1, 2016, at the specified redemption prices together with any accrued and unpaid interest to the date of redemption, except as otherwise described below. Prior to August 1, 2016, we may redeem all or any part of the notes at the “make-whole” redemption price. In addition, prior to August 1, 2015, we may at our option, redeem up to 35% of the aggregate principal amount of the notes at the redemption price with the net proceeds of a public or private equity offering. We may be required to offer to repurchase the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Our and QRE FC’s obligations under the Senior Notes are guaranteed by OLLC. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of our, or any other guarantor’s, other, debt; or (vii) upon merging into, or transferring all of its properties to us or another guarantor and ceasing to exist. Refer to Note 18 – Subsidiary Guarantors for further details of our guarantors.

The indenture governing the Senior Notes (the “Indenture”) restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale-leaseback transactions; (ii) pay distributions on, or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Senior Notes are rated investment grade by each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and we and our subsidiaries will cease to be subject to such covenants.  The Indenture also includes customary events of default. As of September 30, 2013, we were in compliance with all financial and other covenants of the Senior Notes.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Property Reclamation Deposit

As a part of our acquisition of certain oil producing properties from the Fund in December 2012, we acquired a property reclamation deposit and letters of credit related to future abandonment and remediation obligations. In an acquisition between ExxonMobil Corporation (the “Seller”) and the Fund in 2006, the Fund was required to deposit  $10.7 million into an escrow account as security for abandonment and remediation obligations. As of September 30, 2013 and December 31, 2012, $10.7 million was recorded in other assets on the consolidated balance sheets related to the deposit. We are required to maintain the escrow account in effect for three years after all abandonment and remediation obligations have been completed. The funds in the escrow account are not to be returned to us until the later of three years after satisfaction of all abandonment obligations or December 31, 2026. At certain dates subsequent to closing, we have the right to request a refund of a portion or all of the property reclamation deposit. Granting of the request is at the Seller’s sole discretion. In addition to the cash deposit, the Fund was required to provide a $3 million letter of credit in favor of the Seller and an additional $3 million letter of credit each year through 2012 for a total of $23.4 million.

NPI Obligation

As a part of our acquisition of certain oil producing properties from the Fund in December 2012, we assumed a net profit interest obligation. Under the arrangement with the outside interest owner, we carry the working interest until historical expenditures are recovered. Once the expenditures are recovered, we will not carry the interest but will retain the future development costs and abandonment obligation which is currently reflected in our asset retirement obligations as of September 30, 2013 and December 31, 2012. The cost of this future obligation is funded through current proceeds attributable to the owner’s interest.

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

Environmental Contingencies

As of September 30, 2013 and December 31, 2012, we had approximately $2.1 million and $1.9 million, respectively, in environmental liabilities related to the 2013 East Texas Acquisition and the Prize Acquisition. This is management’s best estimate of the costs for remediation and restoration with respect to these environmental matters, although the ultimate cost could vary. The environmental liability is recorded in the other liabilities caption on the consolidated balance sheet. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulation and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

NOTE 12 — PARTNERS’ CAPITAL

Units Outstanding

The table below details the units outstanding as of September 30, 2013 and December 31, 2012, and the changes in outstanding units for the nine months ended September 30, 2013.  As of September 30, 2013, the Fund owned all preferred units and all affiliated common units.

	Class C Convertible Preferred Units	General Partner	Class B Units	Public Common	Affiliated Common
Balance - December 31, 2012	16,666,667	51,036	-	51,299,278	7,145,866
Vested units awarded under our Long-Term Incentive
Performance Plan	-	-	-	152,546	-
Reduction in units to cover individuals' tax withholdings	-	-	-	(23,662)	-
Management incentive fee conversion	-	-	6,133,558	-	-
Balance - September 30, 2013	16,666,667	51,036	6,133,558	51,428,162	7,145,866

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

As of September 30, 2013, QRE GP owned a 0.1% general partner interest in us, represented by 51,036 general partner units, and a 7.5% limited partnership interest in us, represented by 6,133,558 Class B units. QRE GP has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. QRE GP’s 7.6% interest in these distributions will be reduced if we issue additional units in the future and QRE GP does not contribute a proportionate share of capital to us to maintain its general and limited partnership interest.

Allocation of Net Income (Loss)

Net income (loss) is reduced by noncontrolling interest and is then allocated to the preferred and Class B unitholders to the extent distributions are made or accrued to them during the period and to QRE GP to the extent of the management incentive fee. The remaining income is allocated between QRE GP and the common unitholders in proportion to their pro rata ownership during the period.

Cash Distributions

Our partnership agreement, as amended, requires that within 45 days after the end of each quarter, we distribute all of our available cash to preferred unitholders, in arrears, and common unitholders of record on the applicable record date, as determined by QRE GP.

The following sets forth the distributions that have been declared and paid or are payable:

						Limited Partners
							Affiliated
Payment Date	For the period ended	Distributions to Preferred Unitholders	Distributions per Preferred Unit	General Partner	Class B	Public Common	Common	Total Distributions to Other Unitholders	Distributions per other units
(In thousands, except per unit amounts)
February 15, 2013	December 31, 2012	$3,500	$0.21	$25	$-	$25,275	$3,484	$28,784	$0.4875
May 15, 2013	December 31, 2012	-	-	-	2,990	-	-	2,990	0.4875
May 15, 2013	March 31, 2013	3,500	0.21	25	2,990	25,480	3,484	31,979	0.4875
August 14, 2013	June 30, 2013	3,500	0.21	25	2,990	25,475	3,484	31,974	0.4875

On October 25, 2013, the board of directors of QRE GP declared a $0.4875 per unit cash distribution for the third quarter 2013 which is payable on November 14, 2013 to unitholders of record at the close of business on November 7, 2013.

NOTE 13 – NET INCOME (LOSS) PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income per limited partner unit for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss)	$(21,497)	$(44,660)	$33,943	$77,814
Net income attributable to noncontrolling interest	(222)	-	(222)	-
Net loss attributable to predecessor operations	-	(347)	-	(30,931)
Distribution on Class C convertible preferred units	(3,500)	(3,500)	(10,500)	(10,500)
Amortization of preferred unit discount	(3,908)	(3,751)	(11,605)	(11,140)
Distribution on Class B units	(2,990)	-	(8,970)	-
Net income (loss) available to other unitholders	(32,117)	(52,258)	2,646	25,243
Less: general partners' interest in net income	1,244	3,705	2,014	6,150
Limited partners' interest in net income (loss)	$(33,361)	$(55,963)	$632	$19,093
Common unitholders' interest in net income (loss)	$(33,361)	$(46,930)	$632	$16,717
Subordinated unitholders' interest in net income (loss)	$-	$(9,033)	$-	$2,376
Net income (loss) attributable to QR Energy, LP per limited partner unit:
Common unitholders' (basic)	$(0.57)	$(1.25)	$0.01	$0.49
Common unitholders' (diluted)	$(0.57)	$(1.25)	$0.01	$0.49
Subordinated unitholders' (basic)	$-	$(1.26)	$-	$0.33
Subordinated unitholders' (diluted)	$-	$(1.26)	$-	$0.33
Weighted average number of limited partner units outstanding (in thousands) (1) :
Common units (basic)	58,572	37,425	58,494	34,347
Common units (diluted)	58,572	37,425	58,494	34,347
Subordinated units (basic and diluted)	-	7,146	-	7,146

(1)

For the three and nine months ended September 30, 2013 and 2012, we had weighted average preferred units outstanding of 16,666,667. For the three months ended September 30, 2013 and 2012, we had weighted average Class B units outstanding of 6,133,558 and zero. For the nine months ended September 30, 2013 and 2012, we had weighted average of Class B units outstanding of 5,987,364 and zero, respectively. The preferred and Class B units are contingently convertible into common units and could potentially dilute earnings per unit in the future. The preferred and Class B units have not been included in the diluted earnings per unit calculation for the three and nine months ended September 30, 2013, as they were anti-dilutive for the periods. The preferred units were not included in the diluted earnings per unit calculation for the three and nine months ended September 30, 2012, as they were anti-dilutive for the periods.

Net income (loss) per limited partner unit is determined by dividing the net income (loss) available to the limited partner, after deducting QRE GP’s interest in net income (loss), by the weighted average number of limited partner units outstanding during the three and nine months ended September 30, 2013 and 2012.

NOTE 14 – UNIT-BASED COMPENSATION

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

Service Restricted Units

For the three months ended September 30, 2013 and 2012, we recognized compensation expense related to the outstanding Restricted Units of $1.7 million and $1.4 million. For the nine months ended September 30, 2013 and 2012, we recognized compensation expense related to the outstanding Restricted Units of $4.6 million and $2.2 million.

Performance Restricted Units.

The Performance Units will be earned over a three year period based on the Partnership’s performance relative to its peers in accordance with the Plan. The final units to be issued will range from 0 – 225% of the initial units granted. For the three and nine months ended September 30, 2013, we recognized $0.2 million and $0.5 million of compensation expense related to the Performance Units. For the three and nine months ended September 30, 2012, we recognized $0.1 million of compensation expense related to the Performance Units.

The following table summarizes the activity of our Restricted Units and Performance Units for September 30, 2013:

		Weighted		Weighted
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Service Restricted units	Fair Value	Performance units	Fair Value
Unvested units, December 31, 2012	550,241	$18.80	118,082	$10.34
Granted	488,964	17.97	149,407	10.03
Forfeited	(67,190)	18.41	-	-
Vested	(152,546)	18.35	-	-
Unvested units, September 30, 2013	819,469	$18.41	267,489	$10.17

NOTE 15 – INCOME TAXES

The Partnership is not subject to federal income tax but is subject to Texas Margin Tax. In addition, our controlling interest in ETSWDC, a corporation, is subject to federal income tax and the resulting tax impact from such interest will be reflected in the provision for income taxes in our consolidated statements of operations. However, due to accumulated losses associated with ETSWDC, there is no related provision for income taxes and our deferred tax asset has a full valuation allowance.

NOTE 16 – RELATED PARTY TRANSACTIONS

Ownership in QRE GP by the Management of the Fund and its Affiliates

As of September 30, 2013, affiliates of the Fund owned 100% of QRE GP, and the Fund owned an aggregate 29.2% limited partner interest in us represented by all of our Class C preferred units and 7,145,866 common units. In addition, QRE GP owned a 0.1%  general partner interest in us, represented by 51,036 general partner units, and a 7.5% limited partner interest in us, represented by 6,133,558 Class B units.

Contracts with QRE GP and its Affiliates

We have entered into agreements with QRE GP and its affiliates. The following is a description of the activity of those agreements.

Services Agreement

Beginning on January 1, 2013, QRM is entitled to the reimbursement of general and administrative expenses based on the allocation of charges to us based on the estimated use of such services between us and the Fund. The reimbursement includes direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics. If our sponsor raises additional funds in the future, the quarterly allocated costs will be further divided to include the sponsor’s additional funds as well. These fees will be included in general and administrative expenses in our consolidated statement of operations. QRM will have discretion to determine in good faith the proper allocation of the charges pursuant to the Services Agreement. Management believes this allocation methodology is a reasonable method of allocating general and administrative expenses between us and the Fund and provides for a reasonably accurate depiction of what our general and administrative expenses would be on a stand-alone basis without affiliations with the Fund or QRM. For the three and nine months ended September 30, 2013, we were charged $9.0 and $25.1 million in allocated general and administrative expenses from QRM.

Through December 31, 2012, QRM was entitled to the payment of a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA, as defined under the Services Agreement, generated by us during the preceding quarter, calculated prior to the payment of the fee. For the three and nine months ended September 30, 2012, we were allocated $8.8 million and $26.8 million in general and administrative expenses, which included $1.8 million and $5.4 million of administrative services fees in accordance with the Services Agreement.

 In connection with the management of our business, QRM provides services for invoicing and collection of our revenues as well as processing of payments to our vendors. Periodically, QRM remits cash to us for the net working capital received on our behalf. Changes in the affiliate receivable balances during the nine months ended September 30, 2013 are included below:

Net affiliate receivable as of December 31, 2012	$-
Revenues and other increases	295,092
Expenditures	(192,935)
Settlements from the Fund	(99,610)
Net affiliate receivable as of September 30, 2013	$2,547

Management Incentive Fee

Under our partnership agreement, for each quarter for which we have paid distributions that equaled or exceeded 115% of our minimum quarterly distribution (which amount we refer to as our “Target Distribution”), or $0.4744 per unit, QRE GP will be entitled to a quarterly management incentive fee subject to an adjusted operating surplus threshold as defined in the partnership agreement (“Adjusted Operating Surplus”). The fee is payable in cash and will equal 0.25% of our management incentive fee base, which will be an amount equal to the sum of:

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

For the nine months ended September 30, 2013, the management incentive fee recognized was $2.0 million, consisting of $0.7 million related to the fourth quarter 2012 and $1.3 million related to the second quarter 2013.    No management incentive fee was earned related to the first quarter 2013 due to the adjusted operating surplus limitation.

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

Unless we experience a change in control, our general partner will not be permitted to convert the management incentive fee again until (i) the completion of the fourth full consecutive quarter following the previous election, (ii) the Target distribution has been paid the and the general partner has earned a management incentive fee for four consecutive quarters, and (iii) the gross management incentive fee base, as described in our partnership agreement, has increased to 115% of the gross management incentive fee base as of the immediately preceding conversion date.

Long–Term Incentive Plan

The Plan provides compensation for employees, officers, consultants and directors of QRE GP and its affiliates, including QRM, who perform services for us. As of September 30, 2013 and December 31, 2012,  1,086,958 and 668,323 restricted units were outstanding under the Plan. For additional discussion regarding the Plan see Note 14 – Unit-Based Compensation.

Distributions of Available Cash to QRE GP and Affiliates

We generally make cash distributions to our common and affiliated common unitholders pro rata, including QRE GP and its affiliates. Refer to Note 12 – Partners’ Capital for details on the distributions.

Our Relationship with Bank of America

Don Powell, one of our independent directors, served as an independent director of Bank of America (“BOA”) through May 2013 and did not seek re-election. BOA is a lender under our Credit Agreement.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows for the periods indicated:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Supplemental Cash Flow Information
Cash paid during the period for interest	$41,315	$36,391
Non-cash Investing and Financing Activities
Change in accrued capital expenditures	9,452	(6,660)
General and administrative expense allocated from the Fund	-	26,785
Distributions to the Predecessor	-	(27,177)
Amortization of increasing rate distributions(1)	11,605	11,140

(1)	Amortization of increasing rate distributions is offset in the preferred unitholders’ capital account by a non-cash distribution.

NOTE 18 – SUBSIDIARY GUARANTORS

The Senior Notes, issued on July 30, 2012 by the Partnership and QRE FC (the “Subsidiary Co-Issuer”), are guaranteed by OLLC, a 100% owned subsidiary of the Partnership (the “Guarantor”), and may be guaranteed by certain other future subsidiaries. The Guarantor is 100% owned by the Partnership and its guarantee of the Senior Notes is full and unconditional. The Partnership has no assets or operations independent of its subsidiaries and there are no significant restrictions upon the ability of the Guarantor to distribute funds to the Partnership. The guarantee constitutes a joint and several obligation with any additional future guarantees. The Partnership’s only other subsidiary is ETSWDC, which does not guarantee the Senior Notes (the “Non-Guarantor”). Refer to Note 10 – Long-Term Debt for details on the conditions under which guarantees of the Senior Notes may be released. ETSWDC is a non-minor subsidiary and we are providing condensed consolidated financial statements prospectively in accordance with SEC regulations.

The following condensed consolidated financial information is presented in accordance with Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X, and uses the same accounting policies used to prepare the financial information located elsewhere in our consolidated financial statements and related footnotes.

Condensed Consolidating Balance Sheets
	September 30, 2013
	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$-	$21,851	$4,213	$-	$26,064
Accounts receivable	-	-	56,055	2,941	(319)	58,677
Due from affiliates	237,235	-	3,323	-	(238,011)	2,547
Derivative instruments	-	-	30,399	-	-	30,399
Prepaid and other current assets	-	-	1,705	489	-	2,194
Total current assets	237,235	-	113,333	7,643	(238,330)	119,881
Noncurrent assets
Oil and natural gas properties and other property and equipment, net	-	-	1,562,752	13,056	-	1,575,808
Derivative instruments	-	-	63,070	-	-	63,070
Investment in subsidiaries	708,451	-	13,194	-	(721,645)	-
Other assets	4,840	-	17,673	17,265	-	39,778
Total noncurrent assets	713,291	-	1,656,689	30,321	(721,645)	1,678,656
Total assets	$950,526	$-	$1,770,022	$37,964	$(959,975)	$1,798,537

Liabilities and Partners' Capital
Current liabilities
Current portions of asset retirement obligations	$-	$-	$1,729	$-	$-	$1,729
Due to affiliates	775	-	237,235	-	(238,010)	-
Derivative instruments	-	-	15,306	-	-	15,306
Accrued and other liabilities	8,125	-	54,781	1,998	(319)	64,585
Total current liabilities	8,900	-	309,051	1,998	(238,329)	81,620
Noncurrent liabilities
Long-term debt	296,464	-	600,000	-	-	896,464
Derivative instruments	-	-	9,247	-	-	9,247
Asset retirement obligations	-	-	136,194	4,659	-	140,853
Other liabilities	-	-	7,079	11,855	-	18,934
Total noncurrent liabilities	296,464	-	752,520	16,514	-	1,065,498
Partners' capital
QR Energy, LP partners' capital	645,162	-	708,451	19,452	(727,903)	645,162
Noncontrolling interest	-	-	-	-	6,257	6,257
Total partners' capital	645,162	-	708,451	19,452	(721,646)	651,419
Total liabilities and partners' capital	$950,526	$-	$1,770,022	$37,964	$(959,975)	$1,798,537

Condensed Consolidating Statements of Operations

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Three Months Ended September 30, 2013
Total revenues	$-	$-	$122,150	$4,506	$(649)	$126,007
Expenses
Production and disposal and related expenses	-	-	44,010	3,895	(649)	47,256
Depreciation, depletion and amortization	-	-	27,961	57	-	28,018
General and administrative	1,939	-	9,265	-	-	11,204
Accretion of asset retirement obligations and acquisition and transaction costs	-	-	2,312	44	-	2,356
Total expenses	1,939	-	83,548	3,996	(649)	88,834
Operating income	(1,939)	-	38,602	510	-	37,173
Loss on commodity derivative contracts	-	-	(45,377)	-	-	(45,377)
Interest expense, net, income tax expense and other income, net	(7,244)	-	(6,044)	(5)	-	(13,293)
Equity in earnings	(12,536)	-	281	-	12,255	-
Net (loss) income	(21,719)	-	(12,538)	505	12,255	(21,497)
Less: Net income attributable to noncontrolling interest	-	-	-	-	222	222
Net income (loss) attributable to QR Energy, LP	$(21,719)	$-	$(12,538)	$505	$12,033	$(21,719)

Condensed Consolidating Statements of Operations

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Total revenues	$-	$-	$332,466	$4,506	$(649)	$336,323
Expenses
Production and disposal and related expenses	-	-	129,247	3,895	(649)	132,493
Depreciation, depletion and amortization	-	-	85,439	57	-	85,496
General and administrative	5,125	-	26,273	-	-	31,398
Accretion of asset retirement obligations and acquisition and transaction costs	-	-	6,422	44	-	6,466
Total expenses	5,125	-	247,381	3,996	(649)	255,853
Operating income	(5,125)	-	85,085	510	-	80,470
Loss on commodity derivative contracts	-	-	(11,860)	-	-	(11,860)
Interest expense, net, income tax expense and other income, net	(22,224)	-	(12,438)	(5)	-	(34,667)
Equity in earnings	61,070	-	281	-	(61,351)	-
Net (loss) income	33,721	-	61,068	505	(61,351)	33,943
Less: Net income attributable to noncontrolling interest	-	-	-	-	222	222
Net income (loss) attributable to QR Energy, LP	$33,721	$-	$61,068	$505	$(61,573)	$33,721

Condensed Consolidating Statements of Comprehensive Income

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Three Months Ended September 30, 2013
Net income (loss)	$(21,719)	$-	$(12,538)	$505	$12,255	$(21,497)
Other comprehensive income, net of tax:
Change in fair value of available-for-sale securities	100	-	100	179	(200)	179
Total other comprehensive income	100	-	100	179	(200)	179
Total comprehensive income (loss)	(21,619)	-	(12,438)	684	12,055	(21,318)
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	-	301	301
Comprehensive income (loss) attributable to QR Energy, LP	$(21,619)	$-	$(12,438)	$684	$11,754	$(21,619)

Condensed Consolidating Statements of Comprehensive Income

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Net income (loss)	$33,721	$-	$61,068	$505	$(61,351)	$33,943
Other comprehensive income, net of tax:
Change in fair value of available-for-sale securities	100	-	100	179	(200)	179
Total other comprehensive income	100	-	100	179	(200)	179
Total comprehensive income (loss)	33,821	-	61,168	684	(61,551)	34,122
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	-	301	301
Comprehensive income (loss) attributable to QR Energy, LP	$33,821	$-	$61,168	$684	$(61,852)	$33,821

Condensed Consolidating Statements of Cash Flows

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Net cash (used in) provided by operating activities	$(28,050)	$-	$169,511	$357	$-	$141,818
Cash flows from investing activities
Additions to oil and natural gas properties	-	-	(65,898)	-	-	(65,898)
Acquisitions	-	-	(105,177)	3,481	-	(101,696)
Distributions from subsidiaries	136,449	-	-	-	(136,449)	-
Proceeds from sale of available-for-sale securities	-	-	-	4,643	-	4,643
Purchases of available-for-sale securities	-	-	-	(4,268)	-	(4,268)
Net cash (used in) provided by investing activities	136,449	-	(171,075)	3,856	(136,449)	(167,219)
Cash flows from financing activities
Distributions to unitholders	(106,226)	-	-	-	-	(106,226)
Proceeds from bank borrowings	-	-	150,000	-	-	150,000
Repayments on bank/intercompany borrowings	-	-	(20,000)	-	-	(20,000)
Repayments on intercompany borrowings	-	-	(33,213)	-	33,213	-
Distributions to Parent	-	-	(103,236)	-	103,236	-
Other	(2,241)	-	(1,904)	-	-	(4,145)
Net cash (used in) provided by financing activities	(108,467)	-	(8,353)	-	136,449	19,629
Net increase (decrease) in cash	(68)	-	(9,917)	4,213	-	(5,772)
Cash at beginning of period	68	-	31,768	-	-	31,836
Cash at end of period	$-	$-	$21,851	$4,213	$-	$26,064

NOTE 19 – SUBSEQUENT EVENTS

In preparing the accompanying financial statements, we have reviewed events that have occurred after September 30, 2013, through the issuance of the financial statements.

Revolving Credit Facility Borrowing Base Redetermination

On October 15, 2013, we completed our semi-annual borrowing base redetermination which resulted in our revolving credit facility borrowing base increasing to $950 million.

Third Quarter 2013 Distribution

On October 25, 2013, the board of directors of QRE GP declared a $0.4875 per unit distribution related to the third quarter 2013 which will be paid on November 14, 2013 to unitholders of record at the close of business on November 7, 2013. As a result of this declaration, a management incentive fee related to the third quarter 2013 in the amount of $1.4 million will be recognized during the three months ended December  31, 2013.

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

Overview

QR Energy, LP (“we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed on September 20, 2010, to acquire oil and natural gas assets from our affiliated entity, QA Holdings, LP (the “Predecessor”) and other third party entities to enhance and exploit oil and gas properties. Certain of the Predecessor’s subsidiaries (collectively known as the “Fund”) include Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC. Our general partner is QRE GP, LLC (“general partner” or “QRE GP”). We conduct our operations through our 100% owned subsidiary QRE Operating, LLC (“OLLC”). Our 100% owned subsidiary, QRE Finance Corporation (“QRE FC”), has no material assets and was formed for the sole purpose of serving as a co-issuer of our debt securities. In connection with our acquisition of certain East Texas oil properties (“2013 East Texas Acquisition”) we acquired a controlling interest in East Texas Saltwater Disposal Company (“ETSWDC”), a privately held Texas corporation. The main purpose of ETSWDC is to dispose of salt water generated as a by-product from oil production in the East Texas Oil Field.  Quantum Resources Management, LLC (“QRM”), a subsidiary of QA Holdings, LP, provides management and operational services for us and the Fund. In accordance with the Services Agreement between us, QRE GP and QRM, beginning on January 1, 2013, QRM is entitled to the reimbursement of general and administrative charges from us based on the allocation of charges between the Fund and us pursuant to the Services Agreement.  Prior to January 1, 2013, the Partnership was required to pay an administrative services fee equal to 3.5% of Adjusted EBITDA, as defined in the Services Agreement. Refer to Note 2 – Significant Accounting Policies for details on the allocation of general administrative expenses beginning on January 1, 2013.

Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploitation activities or acquire properties with existing production. The amount we realize for our production depends predominately upon commodity prices and our related commodity price hedging activities, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differential and other factors. These risk factors are mitigated by our hedging program under which we hedge approximately 65% to 85% of our current and anticipated production over the next three-to-five years. Oil and natural gas prices have been extremely volatile, and we expect this volatility to continue.  Oil prices have experienced a general decline in the last 12 months while natural gas has experienced an increase during the same period.  The unweighted arithmetic average first day of-the-month prices for the prior 12 months increased to $95.04/Bbl for oil and increased to $3.60/MMbtu for natural gas as of September 30, 2013 from $94.71/Bbl for oil and $2.76/MMbtu for natural gas as of December 31, 2012. Declines in future oil and natural gas market prices could have a negative impact on our reserve value and could result in an impairment of our oil and gas properties. For example, a hypothetical 10% decrease in the 12 month average of oil prices would decrease the standardized measure of our estimated proved reserves by $287 million, and a hypothetical 10% decrease in the 12 month average of natural gas prices would decrease the standardized measure of our estimated reserves by $28 million. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

Results of Operations

Because affiliates of the Fund own 100% of our general partner, each acquisition of assets from the Predecessor is considered a transfer of net assets between entities under common control. As a result, we are required to revise our financial statements to include the activities of all assets acquired from the Predecessor for all periods presented by the Partnership, similar to a pooling of interests, to include the financial position, results of operations, and cash flows of the assets acquired and liabilities assumed.  The table set forth below includes the revised historical financial information for the three and nine months ended September 30, 2012 as if the oil and natural gas properties acquired from the Predecessor in December 2012 were owned by us for all periods presented for the Partnership.  These results are presented for illustrative purposes only and have been prepared from the Predecessor’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported.

Results of Operations - Continued

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012 (1)	September 30, 2013	September 30, 2012 (1)
Revenues:
Oil sales	$105,586	$74,945	$278,327	$218,539
Natural gas sales	10,353	8,623	31,798	27,604
NGL sales	6,539	6,571	21,159	25,596
Disposal, processing and other	3,529	989	5,039	2,849
Total revenue	126,007	91,128	336,323	274,588
Operating Expenses:
Lease operating expenses	35,835	27,784	104,953	82,506
Production and other taxes	7,785	6,522	22,573	19,018
Processing and transportation	811	842	2,142	2,535
Total production expenses	44,431	35,148	129,668	104,059
Disposal and related expenses	2,825	-	2,825	-
Depreciation, depletion and amortization	28,018	26,331	85,496	75,941
Accretion of asset retirement obligations	1,921	1,412	5,411	4,109
General and administrative	11,204	10,737	31,398	30,906
Acquisition and transaction costs	435	278	1,055	1,286
Total operating expenses	88,834	73,906	255,853	216,301
Operating income	37,173	17,222	80,470	58,287
Other income (expense):
Gain (loss) on commodity derivative contracts, net	(45,377)	(49,461)	(11,860)	52,001
Interest expense, net	(14,624)	(12,592)	(35,947)	(31,946)
Other income (expense), net	1,373	-	1,373	-
Total other income, net	(58,628)	(62,053)	(46,434)	20,055
Income before income taxes	(21,455)	(44,831)	34,036	78,342
Income tax (expense) benefit, net	(42)	171	(93)	(528)
Net income (loss)	(21,497)	(44,660)	33,943	77,814
Less: Net income (loss) attributable to noncontrolling interest	222	-	222	-
Net income (loss) attributable to QR Energy, LP	$(21,719)	$(44,660)	$33,721	$77,814
Sales volume data:
Oil (MBbls)	992	806	2,777	2,251
Natural gas (MMcf)	2,977	3,321	8,776	10,331
NGLs (MBbls)	172	197	592	555
Total (MBoe)	1,660	1,557	4,832	4,528
Average net sales volume (Boe/d)	18,043	16,924	17,700	16,526
Average sales price per unit (2):
Oil (per Bbl)	$106.44	$92.98	$100.23	$97.09
Natural gas (per Mcf)	$3.48	$2.60	$3.62	$2.67
NGLs (per Bbl)	$38.02	$33.36	$35.74	$46.12
Average unit cost per Boe:
Lease operating expense	$21.59	$17.84	$21.72	$18.22
Production and other taxes	$4.69	$4.19	$4.67	$4.20
Depreciation, depletion and amortization	$16.88	$16.91	$17.69	$16.77
General and administrative expenses	$6.75	$6.90	$6.50	$6.83

(1)

These results of operations have been revised to include financial information for the assets acquired under common control.  Refer to Note 2 – Significant Accounting Policies of Notes to Financial Statements for basis of presentation.

(2)	Does not include the impact of derivative instruments.

Results of Operations – Continued

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

We recorded a  net loss of $21.7 million for the three months ended September 30, 2013 compared to net loss of $44.7 million for the three months ended September 30, 2012.  The decrease in the net loss is mainly due to an increase in operating income and a decrease in losses on commodity derivatives.

Revenue:

	Three Months Ended September 30,
			Increase	Percentage
	2013	2012	(Decrease)	Change
Sales Volumes:
Oil (MBbls)	992	806	186	23%
Natural gas (MMcf)	2,977	3,321	(344)	-10%
NGL (MBbl)	172	197	(25)	-13%
Total (MBoe)	1,660	1,557	103	7%

Average sales prices per unit: (1)
Oil (per Bbl)	$106.44	$92.98	$13.46	14%
Natural gas (per Mcf) (2)	3.48	2.60	0.88	34%
NGL (per Bbl)	38.02	33.36	4.66	14%
Total (per Boe)	$75.91	$58.53	$17.38	30%

Revenues:
Oil sales	$105,586	$74,945	$30,641	41%
Natural gas sales	10,353	8,623	1,730	20%
NGL sales	6,539	6,571	(32)	0%
Disposal, processing and other	3,529	989	2,540	257%
Total revenue	$126,007	$91,128	$34,879	38%

(1)	Does not include the impact of derivative instruments.
(2)

Excluding the effects of change in prices on natural gas imbalances, the average sales prices per natural gas unit were $3.43 and $2.71 for the three months ended September 30, 2013 and 2012, respectively.

Total revenue increased by $34.9 million to $126.0 million due to increased sales volumes and prices. The increase in sales volumes is primarily due to a net increase in oil sales volumes mainly attributable to acquisitions in East Texas during the fourth quarter of 2012 and third quarter of 2013 and improved performance at the Jay field following a turnaround to perform routine maintenance during the second quarter of 2013.  This increase was partially offset by a decline in gas and NGL sales volumes related to natural declines and downtime in certain fields including a pipeline repair in the ArkLaTex region. The increase in overall prices is due to an increase in commodity market prices. The increase in disposal, processing and other revenues is attributable to the operations of the ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.

Production Expenses. Our production expenses increased by $9.2 million to $44.4 million mainly due to an increase in lease operating expenses and production and other taxes attributable to acquisitions in the East Texas Oil Field during the fourth quarter of 2012 and third quarter of 2013, which properties carry a higher operating cost per Boe as compared to our existing properties, as well as increased costs associated with the higher volumes for the Jay field.

Disposal and Related Expenses. The disposal and related expenses of $2.8 million are attributable to the operations of the ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.

Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization (“DD&A”) expenses increased by $1.7 million to $28.0 million, or $16.88 per Boe, mainly due to higher production volumes in the third quarter of 2013 as a result of acquisitions in the fourth quarter of 2012 and third quarter of 2013.

General and Administrative Expenses. Our general and administrative and other expenses increased by $0.5 million to $11.2 million, or $6.75 per Boe primarily due to higher unit based compensation associated with units issued in April 2013.

Effects of Commodity Derivative Contracts. Our net loss on commodity derivative contracts decreased by $4.1 million to $45.4 million. Gains and losses on commodity derivative contracts result from changes in the current and future commodity prices as compared to the fixed price of our open commodity derivative contracts.

Interest Expense, net. Net interest expense increased by $2.0 million to $14.6 million mainly due to an increase in interest expense attributable to the Senior Notes that were issued in late July 2012, partially offset by a write-off of deferred loan costs in the third quarter of 2012.

Other income, net. Other income of $1.3 million is mainly attributable to the gain on our step-up acquisition investment in the ETSWDC in August 2013 in connection with the 2013 East Texas Acquisition.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

We recorded net income of $33.7 million for the nine months ended September 30, 2013 compared to net income of $77.8 million for the nine months ended September 30, 2012. The decrease in net income is mainly due to a decrease in gains on commodity derivatives partially offset by an increase in operating income.

Revenue:

	Nine Months Ended September 30,
			Increase	Percentage
	2013	2012	(Decrease)	Change
Sales Volumes:
Oil (MBbls)	2,777	2,251	526	23%
Natural Gas (MMcf)	8,776	10,331	(1,555)	-15%
NGL (MBbl)	592	555	37	7%
Total (MBoe)	4,832	4,528	304	7%

Average sales prices per unit: (1)
Oil (per Bbl)	$100.23	$97.09	$3.14	3%
Natural gas (per Mcf) (2)	3.62	2.67	0.95	36%
NGL (per Bbl)	35.74	46.12	(10.38)	-23%
Total (per Boe)	$69.60	$60.64	$8.96	15%

Revenues:
Oil sales	$278,327	$218,539	$59,788	27%
Natural Gas sales	31,798	27,604	4,194	15%
NGL sales	21,159	25,596	(4,437)	-17%
Disposal, processing and other	5,039	2,849	2,190	77%
Total revenue	$336,323	$274,588	$61,735	22%

(1)	Does not include the impact of derivative instruments.
(2)

Excluding the effect of change in prices on natural gas imbalances, the average sales prices per natural gas unit were $3.56 and $2.68 for the nine months ended September 30, 2013 and 2012, respectively.

Total revenue increased by $61.7 million to $336.3 million due to increased sales volumes and prices. The increase in sales volumes is primarily due to a net increase in oil and NGL sales volumes attributable to acquisitions during the second and fourth quarters of 2012 and third quarter of 2013, and improved performance at the Jay field following a turnaround to perform routine maintenance during the second quarter of 2013. This increase was partially offset by a decline in gas and NGL sales volumes related to natural declines and downtime in certain fields including a pipeline repair in the ArkLaTex region. The increase in overall prices is due to an increase in oil and natural gas prices and the mix of our volumes despite a decline in NGL prices. The increase in disposal, processing and other revenues is mainly attributable to the operations of the ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.  These revenues are related to income generated from salt water disposal in the East Texas Oil Field.

Production Expenses. Our production expenses increased by $25.6 million to $129.7 million mainly due to an increase in lease operating expenses and production and other taxes attributable to acquisitions during the second and fourth quarters of 2012 and third quarter of 2013, which properties carry a higher operating cost per Boe as compared to our existing properties, as well as increased costs associated with higher volumes for the Jay field and a turnaround for the Jay field in the current period to perform routine maintenance.

Disposal and Related Expenses. The disposal and related expenses of $2.8 million are attributable to the operations of the ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.  These costs are related to the salt water disposal costs in the East Texas Oil Field.

Depreciation, Depletion and Amortization Expenses. Our DD&A expenses increased by $9.6 million to $85.5 million, or $17.69 per Boe, mainly due to higher production volumes attributable to acquisitions during the second and fourth quarters of 2012 and the third quarter of 2013.

General and Administrative Expenses. Our general and administrative and other expenses increased by $0.5 million to  $31.4 million, or $6.50 per Boe, mainly due to higher unit based compensation expense associated with the April 2013 unit grants partially offset by lower allocated costs from the Fund.

Effects of Commodity Derivative Contracts. Our net loss on commodity derivative contracts increased by $63.9 million to $11.9 million. Gains and losses on commodity derivative contracts result from changes in the current and future commodity prices as compared to the fixed price of our open commodity derivative contracts.

Interest Expense, net. Net interest expense increased by $4.0 million to $35.9 million mainly due to interest expense attributable to the Senior Notes that were issued in late July 2012, partially offset by a decrease in a bridge loan commitment fee incurred during 2012, a decrease in net interest rate derivative losses, lower average outstanding borrowings under our revolving credit facility and a write-off of deferred loan costs in the third quarter of 2012.

Other income, net. Other income of $1.3 million is mainly attributable to the gain on our step-up acquisition investment in the ETSWDC in August 2013 in connection with the 2013 East Texas Acquisition.

Liquidity and Capital Resources

Our cash flow from operating activities for the nine months ended September 30, 2013 was $141.8 million.

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

On December 20, 2012, we entered into the Fourth Amendment to our Credit Agreement which, among other provisions, increased our borrowing base to $900 million from $730 million. The Fourth Amendment became effective on January 15, 2013.

As of September 30, 2013, our cash and cash equivalents were $26.1 million, which includes $4.2 million that is held with a subsidiary that is not wholly-owned. As of September 30, 2013, our liquidity of $302.6 million consisted of $26.1 million of available cash and $276.5 million of availability under our credit facility after giving effect to $23.5 million of outstanding letters of credit.  As of September 30, 2013, we had $600 million of borrowings outstanding. As of November 1, 2013 we had $600 million of borrowings outstanding with borrowing availability of $326.5 million ($950 million of borrowing base less $600 million of outstanding borrowing and $23.5 million of outstanding letters of credit) under our credit facility. The borrowing base is redetermined as of May 1 and November 1 of each year. On May 1, 2013, as part of our semi-annual borrowing base redetermination, we were informed that the borrowing base of our revolving credit facility remained at $900 million. On October 15, 2013, as part of our semi-annual borrowing base redetermination, the borrowing base of our revolving credit facility was increased to $950 million.    In addition, we may request additional capacity for acquisitions of a minimum of the lesser of $50 million or 10% of the then-existing borrowing base. We will continue to monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our credit facility.

A portion of our capital resources may be utilized in the form of letters of credit to satisfy counterparty collateral demands up to $30 million. As of September 30, 2013, we had letters of credit in the amount of $23.5 million outstanding primarily related to a property reclamation deposit. Refer to Part I, Item 1. Consolidated Financial Statements – Note 11,  Commitment and Contingencies for details.

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

As of September 30, 2013, we had a positive working capital balance of $38.3 million.

Capital Expenditures

Growth capital expenditures are capital expenditures that are expected to increase our production and the size of our asset base. The primary purpose of growth capital is to acquire producing assets that will increase our distributions per unit and secondarily increase the rate of production of our existing properties in a manner which is expected to be accretive to our unitholders. We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisitions of oil and natural gas properties in 2013 through a combination of cash, borrowings under our credit facility and the issuance of debt and equity securities. Growth capital expenditures on existing properties may include projects on our existing asset base, like horizontal re-entry programs that increase the rate of production and provide new areas of future reserve growth. Although we closed an acquisition in August 2013, as discussed in Part I, Item 1. Consolidated Financial Statements – Note 3,  Acquisitions, we cannot estimate further growth capital expenditures related to acquisitions, including potential acquisitions of producing properties from the Fund, as we cannot be certain that we will be able to identify attractive properties or, if identified, that we will be able to negotiate acceptable purchase contracts. Maintenance capital expenditures are capital expenditures that we expect to make on an ongoing basis to maintain our production and asset base. The primary purpose of maintenance capital is to maintain our production and asset base at a steady level over the long-term in order to maintain our distributions per unit. For 2013, we have estimated our maintenance capital expenditures to be approximately $68.8 million.

During the nine months ended September 30, 2013, we expended $75.8 million of capital expenditures. We currently expect 2013 total capital spending for the growth and maintenance of our oil and natural gas properties to be approximately $97.0 million.

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

As of September 30, 2013, we had $600 million of borrowings outstanding under our revolving credit facility and $23.5 million of letters of credit outstanding resulting in $276.5 million of borrowing availability.

As of November 1, 2013, we had $600 million of borrowings outstanding under our revolving credit facility and $326.5 million of borrowing availability.

On October 15, 2013, as part of our semi-annual borrowing base redetermination, the borrowing base of our revolving credit facility increased to $950 million.

As of September 30, 2013, we were party to the Credit Agreement through April 2017 that governs our $1.5 billion revolving credit facility with a borrowing base of $900 million. The borrowing base is subject to redetermination on a semi-annual basis and is subject to a number of factors including quantities of proved oil and natural gas reserves, the banks’ price assumptions, and other various factors unique to each member bank. The borrowing base may also be reduced by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. In the future, we may be unable to access sufficient capital under our new credit facility as a result of (i) a decrease in our borrowing base due to subsequent borrowing base redeterminations, or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

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

Borrowings under the Credit Agreement are collateralized by liens on at least 80% of our oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries. ETSWDC is not a subsidiary guarantor under our Credit Agreement. Borrowings bear interest at our option of either (i) the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50%, or the one-month adjusted LIBOR plus 1.0%, all of which would be subject to a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee ranging from 0.375% to 0.50% per annum.

The Credit Agreement requires us to maintain a ratio of total debt to EBITDAX (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and to provide audited financial statements within 90 days of year end and quarterly unaudited financial statements within 45 days of quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of our forecasted production attributable to proved developed producing reserves and (ii) 85% of our forecasted production for the next two years from total proved reserves and 75% of our forecasted production from total proved reserves thereafter, in each case, based upon production estimates in the most recent reserve report. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of September 30, 2013, we were in compliance with all of the Credit Agreement covenants.

Commodity Derivative Contracts

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil and natural gas prices. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on the prices of oil and natural gas and our ability to maintain and increase production through acquisitions and exploitation and development projects.  For further discussion of our derivative activities, see Part I, Item 1. Consolidated Financial Statements – Note 6, Derivative Activities.

Cash Flows

Cash flows provided or used by type of activity were as follows for the periods indicated:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net cash provided by (used in):
Operating activities	$141,818	$157,957
Investing activities	(167,219)	(322,976)
Financing activities	19,629	172,730

Operating Activities

Our cash flow from operating activities decreased by $16.1 million to $141.8 million mainly due to changes in working capital attributable to the oil and natural gas properties acquired in 2012 and the third quarter of 2013, an increase in allocated general and administrative expenses we reimbursed to QRM, a decrease in cash settlements on commodity derivatives and an increase in cash interest expense mainly attributable to the Senior Notes issued in July 2012. These decreases were partially offset by higher operating margins due to the oil and natural gas properties acquired in 2012 and the third quarter of 2013.

Investing Activities

Our cash flow used in investing activities decreased by $155.8 million to $167.2 million mainly due to acquisition expenditures related to the Prize Acquisition in the second quarter of 2012 and lower capital spending during the current period, partially offset by the 2013 East Texas Acquisition during the third quarter of 2013.

Financing Activities

Our cash flow from financing activities decreased by $153.1 million to $19.6 million mainly due to proceeds received from the Senior Notes issuance in July 2012 and the unit offering in April 2012, and an increase in distributions paid to unitholders in 2013 due to additional units issued during 2012, partially offset by higher net borrowings during the current period.

Contractual Obligations

There were no material changes in our long-term commitments associated with our capital expenditure plans or operating agreements as of September 30, 2013. Our level of capital expenditures will vary in the future periods depending on the success we experience in our acquisition, development and exploitation activities, oil and natural gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our 2012 Annual Report during the nine months ended September 30, 2013, except for those discussed in Part I, Item 1. Consolidated Financial Statements – Note 2 – Significant Accounting Policies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Part I, Item 1. Consolidated Financial Statements – Note 2 – Significant Accounting Policies.

Non-GAAP Financial Measures

We include in this report the non-GAAP financial measures Adjusted EBITDA and Distributable Cash Flow and provide our calculations of Adjusted EBITDA and Distributable Cash Flow and reconciliations to their most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

Adjusted EBITDA

We define Adjusted EBITDA as net income from which we add or subtract the following:

•	Net interest expense, including gains and losses on interest rate derivative contracts;
•	Depreciation, depletion, and amortization;
•	Accretion of asset retirement obligations;
•	Gains or losses due to effects of change in prices on natural gas imbalances;
•	Gains or losses on commodity derivative contracts, net;
•	Cash received or paid on the settlement of commodity derivative contracts, net;
•	Income tax expense or benefit;
•	Other income or expense;
•	Interest expense;
•	Impairments;
•	Non-cash general and administrative expenses, and acquisition and transaction costs;
•	Non-cash pension and postretirement expense or credit; and
•

Beginning with third quarter 2013, noncontrolling interest amounts attributable to each of the items above, as applicable, which revert the calculation to the Adjusted EBITDA attributable QR Energy, L.P.

Adjusted EBITDA to the Partnership is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks and others, to assess:

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

Distributable Cash Flow

We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, estimated maintenance capital expenditures, distributions to preferred unitholders, and the management incentive fee applicable to the period. Estimated maintenance capital expenditures are calculated based on our estimate of the capital required to maintain our current production for five years, on average.  This estimate is made at least annually and whenever an event occurs that is likely to result in a material adjustment to the amount of our maintenance capital expenditures, such as a major acquisition or the introduction of new governmental regulations that will impact our business.

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

The table below presents our calculation of Adjusted EBITDA and Distributable Cash Flow for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012 (1)	September 30, 2013	September 30, 2012 (1)
Reconciliation of net income (loss) to Adjusted EBITDA
and Distributable Cash Flow:
Net income	$(21,497)	$(44,660)	$33,943	$77,814
Loss (gain) on commodity derivative contracts, net	45,377	49,461	11,860	(52,001)
Cash received (paid) to settle commodity derivative contracts, net	(85)	13,375	16,660	35,668
Loss (gain) on effect of change in prices on gas imbalances	(137)	371	(576)	73
Depletion, depreciation and amortization	28,018	26,331	85,496	75,941
Accretion of asset retirement obligations	1,921	1,412	5,411	4,109
Interest (income) expense	14,624	12,592	35,947	31,946
Other (income) expense	(1,373)	-	(1,373)	-
Income tax expense (benefit)	42	(171)	93	528
Non-cash general and administrative expenses and
acquisition and transaction costs	2,369	9,180	6,175	26,935
Noncontrolling interest	(268)	-	(268)	-
Adjusted EBITDA	$68,991	$67,891	$193,368	$201,013

Cash interest expense	(11,764)	(9,603)	(34,335)	(24,417)
Estimated maintenance capital expenditures	(17,334)	(15,750)	(51,334)	(46,750)
Distributions to preferred unitholders	(3,500)	(3,500)	(10,500)	(10,500)
Management incentive fee (2)	(1,441)	(3,738)	(2,707)	(6,121)
Distributable Cash Flow	$34,952	$35,300	$94,492	$113,225

(1)	The three and nine months ended September 30, 2012 Adjusted EBITDA has been revised to include financial information for the assets acquired under common control.
(2)	The management incentive fee applicable to the three months ended September 30, 2013 will be recognized during the three months ended December 31, 2013.

The increase in Adjusted EBITDA of $1.1 million to $69.0 million for the three months ended September 30, 2013 is mainly due to an increase in cash operating margins partially offset by an increase in the allocated general and administrative expenses being reimbursed by us to QRM and a decrease in cash settlements on commodity derivative contracts. The decrease in Adjusted EBITDA of $7.6 million to $193.4 million for the nine months ended September 30, 2013 is mainly due to an increase in the allocated general and administrative expenses being reimbursed by us to QRM and a decrease in cash settlements on commodity derivative contracts, partially offset by an increase in cash operating margins.

The decrease in Distributable Cash Flow of $0.3 million to $35.0 million for the three months ended September 30, 2013 is mainly due to an increase in cash interest expense which is mainly attributable to the Senior Notes issued in late July 2012 and an increase in maintenance capital expenditures, partially offset by an increase in Adjusted EBITDA and a decrease in the management incentive fee. The decrease in Distributable Cash Flow of $18.7 million to $94.5 million for the nine months ended September 30, 2013 is mainly due to a decrease in Adjusted EBITDA, an increase in cash interest expense which is mainly attributable to the Senior Notes issued in late July 2012, and an increase in maintenance capital expenditures, partially offset by a decrease in the management incentive fee.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the third quarter of 2013 did not change materially from the disclosures in Item 7A of our 2012 Annual Report.

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

We are exposed to market risk on our open derivative contracts of non-performance by our counterparties. We do not expect such non-performance because our contracts are with major financial institutions with investment grade credit ratings. Each of the counterparties to our derivative contracts is a lender in our Credit Agreement. We did not post collateral under any of these contracts, as they are secured under the Credit Agreement. We account for our derivative activities whereby each derivative instrument is recorded on the balance sheet as either an asset or liability measured at fair value. Refer to Part I, Item 1. Consolidated Financial Statements – Note 6 – Derivative Activities for further details.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) we have evaluated, under the supervision and with the participation of our Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QR ENERGY, LP

Ay

	By:	QRE GP, LLC,
its General Partner
Dated: November 6, 2013	By:	/s/ Alan L. Smith
Alan L. Smith
Chief Executive Officer and Director
Dated: November 6, 2013	By:	/s/ Cedric W. Burgher
Cedric W. Burgher
Chief Financial Officer