Form 10-K/A
period 2012-12-31
QR Energy, LP
filed 2013-11-15
CIK 1502012

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

As of March 5, 2013, the registrant had 6,133,158 Class B Units, 16,666,667 Class C Convertible Preferred Units, 58,443,978 Common Units and 51,036 General Partner Units outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of QR Energy, LP (the “Partnership”) for the year ended December 31, 2012, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2013 (the “Original 10-K Filing”), is to amend certain information in the Exhibit Index included in Part IV, Item 15(a)(3) of the Original 10-K Filing (the “Original Exhibit Index”). The information in the Exhibit Index below marked as previously filed or as incorporated by reference is not amended by this Amendment.

The Partnership’s reserves report of Miller and Lents, Ltd. as of December 31, 2012, which was filed as Exhibit 99.1 to the Original 10-K Filing (the “Original Reserves Report”), did not state that the report was prepared for the purpose of inclusion as an exhibit to the Original 10-K Filing. The Original Reserves Report also refers to additional supplemental information such as Appendix 1 and Exhibits 1 through 23 which were not included in the Original Reserves Report.

Exhibit 99.1 filed with this Amendment contains the revised reserves report of Miller and Lents, Ltd. (the “Revised Reserves Report”), which states that the report was prepared for the purpose of inclusion as an exhibit to the Partnership’s Annual Report on Form 10-K. The Revised Reserves Report also provides the additional supplemental information referenced in the report as Appendix 1 and removes references to Exhibits 1 through 23, as we did not intend to include this supplemental information. Additionally, Exhibit 23.2, which contains the consent of Miller and Lents, Ltd. to the use of the reserves report by the Partnership in this Form 10-K/A, is being filed herewith.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed or furnished, as indicated, as exhibits to this Amendment. Other than to file Exhibits 99.1, 23.2 and the new certifications included as Exhibits 31.1, 31.2, 32.1 and 32.2, there are no changes from the Original Exhibit Index reflected in Item 15 of this Amendment. There were no changes to reserve information provided by the Original Reserves Report.

Except as described above, this Amendment does not modify or update the disclosures presented in the Original 10-K Filing in any way. Those sections of the Original 10-K Filing that are unaffected by this Amendment are not included herein. This Amendment continues to speak only as of the date of the Original 10-K Filing and it has no impact on the Partnership’s previously reported audited financial statements and notes thereto as of December 31, 2012. Furthermore, except to the extent stated herein, we have not updated the information in the Original 10-K Filing, and this Amendment does not reflect events occurring after the filing of the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing as well as the Partnership’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original 10-K Filing as information in such filings may update or supersede certain information contained in the Original 10-K Filing, as amended hereby.

Exhibit Number		Description

3.1	—	Certificate of Limited Partnership of QR Energy, LP (Incorporated by reference to Exhibit 3.1 of the Partnership’s Registration Statement on Form S-1 (File No. 333-169664) filed on September 30, 2010).

3.2	—	First Amended and Restated Agreement of Limited Partnership of QR Energy, LP (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

3.3	—	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of QR Energy, LP, dated as of October 3, 2011 (Incorporated herein by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed October 6, 2011).

3.4	—	Certificate of Formation of QRE GP, LLC (Incorporated by reference to Exhibit 3.4 of the Partnership’s Registration Statement on Form S-1 (File No. 333-169664) filed on September 30, 2010).

3.5	—	Amended and Restated Limited Liability Company Agreement of QRE GP, LLC (Incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

4.1+	—	Form of Restricted Unit Agreement under the QRE GP, LLC Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.4 of the Partnership’s Registration Statement on Form S-8 (File No. 333-171333) filed on December 22, 2010).

4.2	—	Registration Rights Agreement, dated as of October 3, 2011, by and among QR Energy, LP, Quantum Resources A1, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (Incorporated herein by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed October 6, 2011).

4.3	—	Indenture dated as of July 30, 2012 among QR Energy, LP, QRE Finance Corporation and QRE Operating, LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 31, 2012.

4.4	—	Registration Rights Agreement dated as of July 30, 2012 among QR Energy, LP, QRE Finance Corporation, QRE Operating, LLC and Citigroup Global Markets Inc., Barclays Capital Inc., Credit Agricole Securities (USA) Inc., RBC Capital Markets, LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.2 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 31, 2012.

10.1	—	Stakeholders’ Agreement, by and among QR Energy, LP, Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP and QAC Carried WI, LP, and Black Diamond Resources, LLC, dated as of September 29, 2010 (Incorporated by reference to Exhibit 10.8 of the Partnership’s Registration Statement on Form S-1 (File No. 333-169664) filed on September 30, 2010).

10.2	—	Omnibus Agreement by and among QR Energy, LP, QRE GP, LLC, Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources, C, LP, QAB Carried WI, LP, QAC Carried WI, LP, Black Diamond Resources, LLC, QA Holdings, LP and QA Global GP, LLC, dated December 22, 2010 (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

10.3	—	Services Agreement by and among QR Energy, LP, QRE GP, LLC, QRE Operating, LLC and Quantum Resources Management, LLC dated December 22, 2010 (Incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

10.4	—	Credit Agreement by and among QR Energy, LP, QRE GP, LLC, QRE Operating, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, Royal Bank of Canada, The Royal Bank of Scotland plc and Toronto Dominion (New York) LLC, as Documentation Agents and the other lenders party thereto, dated as of December 22, 2010 (Incorporated by reference to Exhibit 10.3 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

10.5	—	First Amendment to the Credit Agreement, dated as of October 3, 2011, by and among QR Energy, LP, QRE GP, LLC, QRE Operating, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent and the other lenders party thereto (Incorporated herein by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed October 6, 2011).

Exhibit Number		Description

10.6	—	Second Amendment to Credit Agreement dated as of March 16, 2012, by and among, QRE Operating, LLC, QR Energy, LP, QRE GP, LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on March 30, 2012).

10.7	—	Third Amendment to Credit Agreement dated April 11, 2012, by and among, QRE Operating LLC, QR Energy, LP, QRE GP, LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on April 16, 2012).

10.8	—	Fourth Amendment to Credit Agreement dated as of December 20, 2012, by and among, QRE Operating, LLC, QR Energy, LP, QRE GP, LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed January 16, 2013).

10.9	—	Contribution, Conveyance and Assumption Agreement by and among QR Energy, LP, QRE GP, LLC, QRE Operating, LLC, Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC dated December 22, 2010 (Incorporated by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

10.10+	—	QRE GP, LLC Long-Term Incentive Plan, adopted as of December 22, 2010 (Incorporated by reference to Exhibit 10.5 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on December 22, 2010).

10.11	—	Purchase and Sale Agreement, dated as of September 12, 2011, by and among QR Energy, LP, QRE Operating, LLC, Quantum Resources A1, LP, QAB Carried WI, LP, QAC Carried WI, LP, and Black Diamond Resources, LLC (Incorporated herein by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed September 12, 2011).

10.12	—	Purchase and Sale Agreement, dated as of March 19, 2012, by and among QRE Operating, LLC, Prize Petroleum, LLC and Prize Pipeline, LLC (Incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on March 22, 2012).

10.13	—	Purchase and Sale Agreement, dated as of October 26, 2012, by and among QRE Operating, LLC and an undisclosed private seller (Incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on November 1, 2012).

10.14	—	Amendment No. 1 to the Purchase and Sale Agreement, dated as of November 1, 2012, by and among QRE Operating, LLC and an undisclosed private seller (Incorporated by reference to Exhibit 2.2 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on November 1, 2012).

10.15	—	Purchase and Sale Agreement, dated as of December 28, 2012, by and among QRE Operating, LLC and Quantum Resources A1, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (Incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on January 3, 2013).

21.1****	—	List of Subsidiaries of QR Energy, LP.

23.1****	—	Consent of PricewaterhouseCoopers LLP.

23.2*	—	Consent of Miller and Lents, Ltd.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	—	Report of Miller and Lents, Ltd.

*	Filed as an exhibit to this Annual Report on Form 10-K/A.
**	Furnished as an exhibit to this Annual Report on Form 10-K/A.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
****	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 6, 2013.
+	Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QR Energy, LP
(Registrant)

Date: November 14, 2013	By: QRE GP, LLC, its general partner

	By:	/s/ Cedric W. Burgher
Cedric W. Burgher
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 14, 2013.

Signature	Title (Position with QRE GP, LLC)	Date

/s/ Alan L Smith	Chief Executive Officer and Director	November 14, 2013
Alan L. Smith	(Principal Executive Officer)

/s/ John H. Campbell, Jr.	President, Chief Operating Officer and Director	November 14, 2013
John H. Campbell, Jr.

/s/ Cedric W. Burgher	Chief Financial Officer	November 14, 2013
Cedric W. Burgher	(Principal Financial Officer)

/s/ Gregory S. Roden	Senior Vice President and General Counsel	November 14, 2013
Gregory S. Roden

/s/ Lloyd V. DeLano	Chief Accounting Officer	November 14, 2013
Lloyd V. DeLano	(Principal Accounting Officer)

/s/ Richard K. Hebert	Director	November 14, 2013
Richard K. Hebert

/s/ Toby R. Neugebauer	Director	November 14, 2013
Toby R. Neugebauer

/s/ Donald E. Powell	Director	November 14, 2013
Donald E. Powell

/s/ Stephen A. Thorington	Director	November 14, 2013
Stephen A. Thorington

/s/ S. Wil VanLoh, Jr.	Director	November 14, 2013
S. Wil VanLoh, Jr.

/s/ Donald D. Wolf	Chairman of the Board	November 14, 2013
Donald D. Wolf