Form 10-K
period 2013-12-31
QR Energy, LP
filed 2014-03-03
CIK 1502012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑   NO ¨

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ¨   NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑   NO ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to the Form 10–K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.  Check one:

Large accelerated filer ☑	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

YES ¨ NO ☑

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the Common Units held by non-affiliates was approximately $902,773,769, based on the closing price of $17.59 per unit on that date.

As of March 2, 2014, the registrant had 6,133,558 Class B Units, 16,666,667 Class C Convertible Preferred Units, and 58,629,353 Common Units Outstanding.

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

Standardized Measure:  The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using the unweighted arithmetic average first-day of-the-month prices for the prior 12 months), less future development costs and, production and income tax expenses and discounted at 10% per annum to reflect the timing of future net revenue.  Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus make no provision for federal or state income taxes in the calculation of our standardized measure.  Standardized measure does not give effect to derivative transactions.

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

•	“OLLC” refers to QRE Operating, LLC, our wholly owned subsidiary through which we operate our properties;

•	“QRE FC” refers to QRE Finance Corporation, LLC, our wholly owned subsidiary formed for the sole purpose of serving as a co-issuer of our debt securities;

•	“ETSWDC” refers to East Texas Salt Water Disposal Company, a saltwater disposal business in which we acquired a majority interest as part of the 2013 East Texas Acquisition;

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

CAUTIONARY STATEMENT REGARDING FORWARD–LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;

•	ability to replace the reserves we produce through drilling and property acquisitions;

•	drilling locations;

•	oil, natural gas and NGLs reserves;

•	technology;

•	realized oil, natural gas and NGLs prices;

•	production volumes;

•	lease operating expenses;

•	general and administrative expenses;

•	future operating results; and

•	plans, objectives, expectations and intentions.

These types of statements, other than statements of historical fact included in this Form 10-K, are forward-looking statements.  These forward-looking statements may be found in Part I, Item 1. Business, Part I, Item 1A. Risk Factors, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information.  These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations as expressed in this Form 10-K including, but not limited to:

•	our ability to generate sufficient cash to pay the minimum quarterly distribution or any distribution on our common units;

•	our substantial future capital requirements, which may be subject to limited availability of financing;

•	uncertainty inherent in estimating our reserves;

•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;

•	cash flows and liquidity;

•	potential shortages of drilling and production equipment;

•	potential difficulties in the marketing of, and volatility in the prices for, oil, natural gas and NGLs;

•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;

•	competition in the oil and natural gas industry;

•	general economic conditions, globally and in the jurisdictions in which we operate;

•	legislation and governmental regulations, including climate change legislation and federal or state regulation of hydraulic fracturing;

•	the risk that our hedging strategy may be ineffective or may reduce our income;

•	actions of third-party co-owners of interest in properties in which we also own an interest; and

•	risks related to potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties.

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Part I, Item 1A. Risk Factors and elsewhere in this Form 10-K.  All forward-looking statements speak only as of the date of this report.  We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

ITEM 1. BUSINESS

Overview

QR Energy, LP is a Delaware limited partnership formed in September 2010 by affiliates of the Fund to own and exploit producing oil and natural gas properties.

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties, and our business activities are conducted through OLLC.  Our properties are located in Alabama, Arkansas, Florida, Kansas, Louisiana, Michigan, New Mexico, Oklahoma and Texas.

Our properties consist of mature, legacy onshore oil and natural gas reservoirs with long-lived, predictable production profiles.  As of December 31, 2013, our total estimated proved reserves were approximately 109.1 MMBoe, of which approximately 77% were oil and NGLs and 85% were classified as proved developed reserves.  As of December 31, 2013, our estimated proved reserves had a standardized measure of  $2.0 billion.  As of December 31, 2013, we produced from 5,668 gross (3,270 net) wells across our properties, with an average working interest of 57.7%.

Oil and natural gas reserve information included in this Form 10-K is derived from our reserve report prepared by Netherland, Sewell & Associates, Inc., our independent reserve engineers for the year ended December 31, 2013 and Miller and Lents, LTD, our independent reserve engineers for the years ended December 31, 2012 and 2011.  The following table summarizes information about our proved oil and natural gas reserves by geographic region as of December 31, 2013 and our average net production for the year ended December 31, 2013:

	Estimated Net Proved Reserves					Production
	Oil &		Natural		Standardized	Average Net Production
	Cond.	NGLs	Gas		Measure (1)		% of	%	Producing Wells
	(MBbls)	(MBbls)	(MMcf)	MBoe	($ millions)	Boe/d	Total	Oil and NGLs	Gross	Net
Ark-La-Tex	29,430.0	4,721.4	90,726.7	49,272.5	858.6	6,799	38	59	2,486	2,161
Permian Basin	23,627.0	3,337.0	40,501.9	33,714.3	$611.6	5,962	33	73	2,720	855
Gulf Coast	18,024.1	2,396.2	2,668.6	20,865.1	498.0	3,677	21	97	63	50
Mid-Continent	1,620.7	321.4	17,844.0	4,916.1	68.0	1,384	8	44	381	186
Michigan	313.5	-	-	313.5	7.2	82	-	100	18	18
Total	73,015.3	10,776.0	151,741.2	109,081.5	$2,043.4	17,904	100	71	5,668	3,270

(1)

As of December 31, 2013  our standardized measure was $2.0 billion.  Because we are a limited partnership, we are generally not subject to federal or state income tax and thus make no provision for federal or state income taxes in the calculation of our standardized measure.

Recent Developments

GP Buyout Transaction

On March 2, 2014, we completed a transaction related to our general partner interest pursuant to a Contribution Agreement, by and among the Partnership, the general partner, QR Holdings (QRE), LLC (“QRH”) and QR Energy Holdings, LLC (“QREH” and, together with QRH, the “QR Parties”), the former owners of our general partner, pursuant to which (i) the general partner reclassified its 0.1% general partner interest in the Partnership, formerly represented by 51,036 general partner units, in exchange for a non-economic general partner interest, (ii) the QR Parties contributed 100% of the limited liability company interests of the general partner to the Partnership, and (iii) the partnership agreement was amended, to, among other things, (a) terminate the management incentive fee and provide for the future issuance of up to 11.6 million Class B units, subject to certain tests, to the QR Parties and (b) provide for the election of all of the members of the board of directors of the general partner by our limited partners beginning in June 2015 (the “GP Buyout Transaction”).

East Texas Acquisition

On August 6, 2013, we closed the acquisition of primarily oil properties located in East Texas (the “2013 East Texas Acquisition”) from a  private seller for $107.8 million in cash subject to customary purchase price adjustments.  The acquired properties (the “2013 East Texas Properties”) had estimated proved reserves of 5.9 MMBoe as of the acquisition date utilizing SEC case pricing.  The acquisition had an effective date of June 1, 2013.  In addition, the 2013 East Texas Acquisition included a controlling interest in ETSWDC.  See Part II, Item 8. Financial Statements and Supplementary Data – Note 4 – Acquisitions for further details.

Presentation

Because the October 2011 Transferred Properties and the December 2012 Transferred Properties were acquired from the Predecessor or its affiliates, the acquisitions were accounted for as transactions between entities under common control, whereby the Partnership’s accompanying consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data have been revised for the years ended December 31, 2012 and 2011, similar to a pooling of interests, to include the financial position, results of operations, and cash flows of the net assets attributable to the October 2011 Transferred Properties and the December 2012 Transferred Properties.  See Part II, Item 8. Financial Statements and Supplementary Data – Note 11 – Commitments and Contingencies and Note 2 – Summary of Significant Accounting Policies for more information on the Partnership’s accounting presentation.

Business Strategy

Our primary business objective is to generate predictable cash flows which will allow us to make quarterly or monthly cash distributions to our unitholders and, over time, to increase our quarterly or monthly cash distributions.  To achieve our objective, we intend to execute the following business strategies:

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

Our Relationship with the Fund

The Fund is a collection of limited partnerships formed by two of the co-founders of Quantum Energy Partners and Don Wolf, the Chairman of the Board of our general partner, for the purpose of acquiring mature, legacy producing oil and natural gas properties with long-lived production profiles.  The Fund is managed by Quantum Resources Management, a full service management company formed to manage the oil and natural gas interests of the Fund.  Our general partner has entered into a Services Agreement (the“Services Agreement”) with Quantum Resources Management in which Quantum Resources Management has agreed to provide the administrative and acquisition advisory services that we believe are necessary to allow our general partner to manage, operate and grow our business.

The Fund is contractually committed to providing us with opportunities to purchase additional proved reserves in future periods under specified circumstances. Under the terms of the Omnibus Agreement (the ”Omnibus Agreement”), the Fund has committed to offer us the first opportunity to purchase properties that it may offer for sale, so long as the properties consist of at least 70% proved developed producing reserves, as measured by value.

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

We believe the Fund has a vested interest in our ability to increase our reserves and production since it holds an aggregate 29.2% limited partner interest in us including all of our Class C preferred units as of March 2, 2014.  Except as provided in the Omnibus Agreement, as described above, the Fund has no obligation to offer additional properties to us.  If the Fund fails to present us with, or successfully competes against us for acquisition opportunities, then we may not be able to replace or increase our estimated proved reserves, which would adversely affect our cash flow from operations and our ability to make cash distributions to our unitholders.

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

Our Areas of Operation

We operate our business in certain fields in the Permian Basin, Ark-La-Tex, Mid-Continent, Gulf Coast and Michigan areas.  We continue to grow our oil and natural gas assets with strategic acquisitions from third parties and from acquisitions from the Fund.  The table below summarizes our average net production, average sales prices by product and average production costs for the years ended December 31, 2013, 2012 and 2011 and our reserves as of December 31, 2013, 2012 and 2011 for each of our areas:

2013	Ark-La-Tex	Permain Basin	Gulf Coast	Mid-Continent	Michigan (1)	Total
Production:
Oil (MBbl)	1,127	1,297	1,174	195	30	3,823
Natural Gas (MMcf)	6,067	3,513	223	1,694	-	11,497
NGL (MBbl)	344	293	131	28	-	796
MBoe	2,482	2,176	1,342	505	30	6,535
Boe/d	6,799	5,962	3,677	1,384	82	17,904

Average sales price per unit:
Oil (per Bbl)	$100.68	$92.69	$104.29	$95.19	$90.13	$98.68
Natural gas (per Mcf)	$3.49	$3.59	$3.70	$3.75	$-	$3.49
Natural gas liquids (per Bbl)	$37.40	$29.37	$52.69	$37.10	$-	$36.96

Lease operating expense (per Boe)	$17.07	$21.38	$31.87	$18.44	$43.83	$21.72

Reserves:
MBoe	49,272.5	33,714.3	20,865.1	4,916.1	313.5	109,081.5
Liquids	69%	80%	98%	40%	100%	77%
Proved Developed	89%	71%	95%	100%	100%	85%
Proved Operated	100%	77%	96%	73%	100%	91%
Total Proved	45%	31%	19%	5%	-%	100%

2013 Actual Capital Expenditures	$27,304	$48,380	$21,654	$1,027	$172	$98,537
2014 Expected Capital Budget (2)	$36,600	$40,000	$23,300	$1,700	$-	$101,600

2012	Ark-La-Tex	Permian Basin	Gulf Coast	Mid-Continent	Michigan (1)	Total
Production:
Oil (MBbl)	459	1,341	1,055	227	24	3,106
Natural Gas (MMcf)	7,247	4,305	211	1,712	-	13,475
NGL (MBbl)	259	333	124	27	-	743
MBoe	1,925	2,393	1,214	539	24	6,095
Boe/d	5,260	6,539	3,316	1,473	65	16,653

Average sales price per unit:
Oil (per Bbl)	$93.93	$88.01	$107.11	$91.13	$77.67	$95.52
Natural gas (per Mcf)	$2.73	$3.01	$3.09	$2.19	$-	$2.76
Natural gas liquids (per Bbl)	$45.93	$38.90	$67.27	$42.11	$-	$46.21

Lease operating expense (per Boe)	$12.67	$18.23	$29.93	$16.94	$31.04	$18.74

Reserves:
MBoe	48,450.0	34,778.0	10,318.3	5,196.0	367.9	99,110.2
Liquids	54%	82%	96%	49%	85%	68%
Proved Developed	74%	67%	100%	90%	100%	75%
Proved Operated	99%	74%	94%	72%	100%	88%
Total Proved	49%	35%	10%	5%	1%	100%

2011	Ark-La-Tex	Permian Basin	Gulf Coast	Mid-Continent	Michigan (1)	Total
Production:
Oil (MBbl)	185	1,120	951	238	-	2,594
Natural Gas (MMcf)	7,886	5,188	309	1,723	-	15,106
NGL (MBbl)	158	370	126	26	-	680
MBoe	1,657	2,455	1,129	551	-	5,792
Boe/d	4,540	6,726	3,093	1,509	-	15,868

Average sales price per unit:
Oil (per Bbl)	$93.48	$90.74	$108.20	$91.78	$-	$97.43
Natural gas (per Mcf)	$4.02	$4.58	$4.39	$5.15	$-	$4.35
Natural gas liquids (per Bbl)	$54.19	$50.81	$74.99	$49.04	$-	$56.02

Lease operating expense (per Boe)	$9.79	$16.20	$35.03	$16.61	$-	$18.07

Reserves:
MBoe	29,078.2	37,390.9	8,130.1	6,721.0	-	81,320.2
Liquids	26%	81%	89%	48%	-%	59%
Proved Developed	62%	66%	97%	99%	-%	70%
Proved Operated	99%	73%	87%	78%	-%	84%
Total Proved	36%	46%	10%	8%	-%	100%

(1)	Acquired through the 2012 Prize Acquisition.

(2)	The 2014 Expected Capital Budget is our current expectation and is subject to change as conditions warrant.

Ark-La-Tex

The Ark-La-Tex area includes properties located in east Texas, northern Louisiana and southern Arkansas.  These properties produce from formations such as the Cotton Valley Sand, Haynesville Sand, Woodbine Sand and Smackover Carbonate at depths ranging from 1,000 to 11,000 feet.  During 2013, we acquired an additional interest in the East Texas Oil Field.  In 2013, we invested $27.3 million in capital in this area, primarily on recompletions, returning wells to production, artificial lift enhancements and facility upgrades in the Dorcheat Macedonia, East Texas Oil Field, Gladewater, Neches and Shongaloo fields.  In 2013, we drilled 2 net (2 gross) wells in the Ark-La-Tex area, both in the East Texas Oil Field.

The East Texas Oil Field is a significant field which constituted approximately 17% of our estimated proved reserves as of December 31, 2013.  The Partnership’s production from the East Texas Oil Field is presented for the years ended December 31, 2013, 2012, and 2011.

	2013 (1)	2012 (2)	2011
Production:
Oil (MBbl)	602.3	32.6	-
Gas (MMcf)	-	25.2	-
NGL (MBbl)	20.6	-	-
MBoe	622.9	36.8	-
Boe/d	2,403.5	1,174.7	-

(1)	The 2012 volumes and calculations represent the first 28 days of production from the December 4, 2012 acquisition date of the 2012 East Texas Acquisition.

(2)

The 2013 volumes and calculations represent a full year of the 2012 East Texas Acquisition, five months of the 2013 East Texas Acquisition, and the partial effect of various small acquisitions completed in the fourth quarter of 2013.

During 2014, we expect our Ark-La-Tex capital budget to be approximately $36.6 million,  which is expected to be spent on development drilling programs in the Dorcheat Macedonia, East Texas Oil Field and Overton fields, and on continued well reactivations, recompletions, artificial lift enhancements, workovers and facility upgrades, primarily in the East Texas Oil Field, Gladewater, and Neches fields.

Permian Basin

The Permian Basin area includes properties located in west Texas and southeast New Mexico and produces from a variety of reservoirs such as the San Andres, Grayburg and Clearfork formations at depths ranging from 4,000 to 11,000 feet.  Many of these properties are under secondary recovery waterflood operations.  During 2013, we invested $48.4 million in capital in the Permian Basin, primarily on development drilling in the Blineberry-Drinkard, Garden City South, Turner Gregory, and Wasson fields.  In 2013, we drilled or participated in the drilling of 18 net (66 gross) wells in the Permian Basin.  Other Permian Basin capital was spent on recompletions, artificial lift enhancements and facility upgrades, primarily in our Fuhrman Mascho, East Corrigan, G P M, North Cowden and Turner Gregory fields.

During 2014, we expect to invest approximately $40 million in capital in the Permian Basin, primarily on further development drilling, recompletions, workovers, and facility upgrades.

Gulf Coast

The Gulf Coast area includes properties located in southern Alabama, southeast Texas and Florida.   These properties produce from formations such as the Yegua Sand and Smackover Carbonate at depths ranging from 8,000 to 15,000 feet.  During 2013, we invested $21.7 million in this area, primarily on well work and facility upgrades at the Jay Field.

The Jay Field is a significant field which constituted approximately 18% of our estimated proved reserves as of December 31, 2013.  The Partnership’s production from the Jay Field is presented for the years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011
Production:
Oil (MBbl)	1,144.1	1,026.8	918.2
Gas (MMcf)	-	0.4	1.1
NGL (MBbl)	110.4	109.8	112.7
MBoe	1,254.5	1,136.7	1,031.1
Boe/d	3,437.0	3,105.6	2,824.9

During 2014, we expect our Gulf Coast capital budget to be approximately $23.3 million, primarily for well work, workovers, and plant and facility upgrades at the Jay field.

Mid-Continent

The Mid-Continent area includes properties located in Oklahoma, southwestern Kansas and the Texas panhandle.  These properties produce from formations such as the Cottage Grove Sand, Atoka, Redfork and Lansing at depths ranging from 3,000 to 15,000 feet.  During 2013, we invested $1.0 million in capital in this area, primarily on well work and facility upgrades in our Adams Ranch and Apache fields, and in the drilling of less than 1 net (2 gross) wells in the Mills Ranch field.

During 2014, we expect our Mid-Continent capital budget to be approximately $1.7 million, primarily for drilling, well work, artificial lift enhancements, workovers and facility upgrades.

Michigan

We acquired the Rich Field in Michigan as part of the Prize Acquisition in 2012.  During 2014, we plan to continue evaluating further development options in this area.

Our Oil and Natural Gas Data

Our Reserves

Internal Controls.  Our proved reserves, which are estimated at the well or unit level, are compiled for reporting purposes by Quantum Resources Management’s corporate reservoir engineering staff, all of whom are independent of Quantum Resources Management operating teams.  Quantum Resources Management maintains internal evaluations of our reserves in a secure reserve engineering database.  The corporate reservoir engineering staff interacts with Quantum Resources Management’s internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves estimation process.  Reserves are reviewed and approved internally by our senior management on a semi-annual basis.  Our reserve estimates are prepared annually by our independent third-party reserve engineers, Netherland, Sewell & Associates, Inc., for the year ended December 31, 2013 and Miller and Lents, Ltd., for the years ended December 31, 2012 and 2011.

Our internal professional staff works closely with our independent third-party reserve engineers to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process.  All of the reserve information maintained in our secure reserve engineering database is provided to the external engineers.  In addition, we provide our independent third-party reserve engineers other pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria.  We make all requested information, as well as our pertinent personnel, available to the external engineers as part of their evaluation of our reserves.

Qualifications of Responsible Technical Persons

Internal Quantum Resources Management Person.  Our Vice President of Strategic Planning is the technical person primarily responsible for overseeing the preparation of our reserves estimates and is also responsible for liaison with and oversight of our third-party reserve engineer.  He has more than 20 years of industry experience working in a wide variety of technical and supervisory positions.  His background includes the preparation and/or review of reserves at Quantum Resources Management, Exxon, Chevron, Unocal, Huber Energy and Credo Petroleum.  He has a B.S. in Chemical Engineering from Texas A&M University, an MBA from the UCLA Anderson School of Management, and is a registered professional engineer in California.

Netherland, Sewell & Associates, Inc.  The reserves estimates shown herein as of December 31, 2013 have been independently evaluated  by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing  the estimates set forth in the NSAI reserves report  incorporated herein are Mr. Connor Riseden and Mr. Mike Norton.  Mr. Riseden has been practicing consulting petroleum engineering at NSAI since 2006. Mr. Riseden is a Licensed Professional Engineer in the State of Texas (No. 100566) and has over 12 years of practical experience in petroleum engineering, with over 12 years experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 2001 with a Bachelor of Science Degree in Petroleum Engineering and from Tulane University in 2005 with a Master of Business Administration Degree.  Mr. Norton has been practicing consulting petroleum geology at NSAI since 1989.  Mr. Norton is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 441) and has over 34 years of practical experience in petroleum geosciences, with over 24 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Miller & Lents.  Miller & Lents, Ltd is an independent oil and natural gas consulting firm. The preparation of the Miller & Lents, Ltd. reserve report as of December 2012 and 2011 was overseen by the firm’s Vice President who is an experienced reservoir engineer having been a practicing petroleum engineer since June of 1981. He has more than 20 years of experience in reserves evaluation. He holds a Bachelors of Science Degree in Chemical Engineering and is a registered professional engineer in Texas.

No director, officer, or key employee of Netherland, Sewell & Associates, Inc. or Miller & Lents, Ltd. has any financial ownership in us, Quantum Resources Management, the Fund or any of their respective affiliates.  Compensation for the required investigations and preparation of third party reserve reports are not contingent upon the results obtained and reported, and the third party reserve engineers  have not performed other work for Quantum Resources Management, the Fund or us that would affect its objectivity.

Estimated Proved Reserves.  The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2013 based on reserve reports prepared by Netherland, Sewell & Associates, Inc.  The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	Oil &		Natural		Standardized
	Cond.	NGLs	Gas	Total	Measure
	(MBbls)	(MBbls)	(MMcf)	MBoe	($ thousands)
Ark-La-Tex
Developed	27,845.4	4,003.1	71,435.3	43,754.4	$817,689
Undeveloped	1,584.6	718.3	19,291.4	5,518.1	40,950
Total	29,430.0	4,721.4	90,726.7	49,272.5	$858,639

Permian Basin
Developed	14,622.0	2,907.5	38,253.2	23,905.0	$443,326
Undeveloped	9,005.0	429.5	2,248.7	9,809.3	168,280
Total	23,627.0	3,337.0	40,501.9	33,714.3	$611,606

Gulf Coast
Developed	17,089.9	2,272.5	2,668.6	19,807.2	$474,560
Undeveloped	934.2	123.7	-	1,057.9	23,414
Total	18,024.1	2,396.2	2,668.6	20,865.1	$497,974

Mid-Continent
Developed	1,620.7	321.4	17,844.0	4,916.1	$67,960
Undeveloped	-	-	-	-	-
Total	1,620.7	321.4	17,844.0	4,916.1	$67,960

Michigan
Developed	313.5	-	-	313.5	$7,204
Undeveloped	-	-	-	-	-
Total	313.5	-	-	313.5	$7,204

Total
Developed	61,491.5	9,504.5	130,201.1	92,696.2	$1,810,739
Undeveloped	11,523.8	1,271.5	21,540.1	16,385.3	232,645
Total	73,015.3	10,776.0	151,741.2	109,081.5	$2,043,384

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

Production, Revenue and Price History

For a description of our historical production, revenues and average sales prices and unit costs, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Development of Proved Undeveloped Reserves

Recovery of proved undeveloped (“PUD”) reserves requires significant capital expenditures and successful drilling operations.  The reserve data assumes that we can and will make these expenditures and conduct these operations successfully, but future events, including commodity price changes, may cause these assumptions to change.  In addition, estimates of PUD reserves and proved developed non-producing reserves are inherently subject to greater uncertainties than estimates of proved developed producing reserves.  For further discussion of our reserves, see Part II, Item 8. Financial Statements and Supplementary Data – Supplemental Oil and Natural Gas Information.

We currently have 245 proved undeveloped locations, including 69 injection wells for secondary and tertiary recovery operations.

We assess our PUD reserves on a semiannual basis.  At December 31, 2013, we had 16,385 MBoe, or 15% of total proved reserves, of consolidated PUD reserves – a net decrease of 8,164 MBoe from our prior year-end PUD reserves.  In 2013, we spent approximately $32 million to convert 740  MBoe of our prior year-end PUD reserves to proved developed reserves.  As a result of revised technical and economic assessments done in 2013, our prior year-end PUD reserves were reduced by approximately 9,039  MBoe, while approximately 1,615 MBoe of new PUD reserves were added in 2013 through our drilling programs, optimization efforts and acquisitions.

In our December 31, 2013 reserve report, the amounts estimated to be spent over the next five years to develop our consolidated PUD reserves are $215 million or an average of $43 million per year.  The amounts estimated to be spent to develop our PUD reserves are a result of our capital focus to develop our core projects.  The amounts and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs and commodity prices.

All of the 16,385 MBoe of PUD reserves at December 31, 2013, and since their initial recording, are inside of our current five-year development plan.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.  The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2013.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated	2,747	2,620	712	511
Non-operated	1,908	58	301	82
Total	4,655	2,678	1,013	593

Developed Acreage

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well drilled on the lease premises.  The lessor royalties and other leasehold burdens on our properties range from less than 1% to 66%, resulting in a net revenue interest to us ranging from 34% to 100%, or 47.5% on average.  As of December 31, 2013, all of our leases are held by production except 2,640 gross and net acres, subject to continuous drilling programs.

The following table sets forth information as of December 31, 2013 relating to our leasehold acreage.  Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Developed Acreage
	Gross	Net
Ark-La-Tex	104,661	64,429
Permian Basin	96,391	44,836
Gulf Coast	16,990	14,903
Mid-Continent	111,435	52,565
Michigan	2,840	2,840
Total	332,317	179,573

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

Drilling Activities

Our drilling activities consist entirely of development wells.  The following table sets forth information with respect to development wells drilled and completed by us during the periods indicated.  The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.  As of December 31, 2013, we had drilling activities in progress at one field, and had 3 wells drilled but not yet completed.  During 2013, we drilled one well that was a dry hole due to mechanical failure.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Productive	69	19	93	47	88	11
Dry	1	1	-	-	-	-
Total	70	20	93	47	88	11

Operations

General

We operated approximately 93% of our assets as determined by value, based on standardized measure as of December 31, 2013.  We design and manage the development, recompletion or workovers for all of the wells we operate including the supervision of operation and maintenance activities.  We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on the properties we operate.  Independent contractors provide all the equipment and personnel associated with these activities.  Pursuant to our general partner’s Services Agreement, Quantum Resources Management provides certain administrative services to us.  Quantum Resources Management employs production and reservoir engineers, geologists and other specialists, as well as field personnel that may perform work on our behalf.   See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence ‒ Services Agreement.  We charge the non-operating partners a contractual administrative overhead charge for operating the wells.  Some of our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies.

Administrative Services Fee

Beginning on January 1, 2013, QRM was entitled to a quarterly reimbursement of general and administrative charges based on the allocation of charges between the Fund and us based on the estimated use of such services by each party.  The fee includes direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics.  If the Fund or its affiliates raise a second fund, the quarterly administrative services costs will be further divided to include an allocation to the second fund as well.  QRM has discretion to determine in good faith the proper allocation of the charges pursuant to the Services Agreement.

Prior to January 1, 2013, QRM was entitled to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA generated by us during the preceding quarter, calculated prior to the payment of the fee, through December 31, 2012.

These fees are included in general and administrative expenses in our consolidated statements of operations.

For a detailed description of the administrative services fee paid to QRM pursuant to the Services Agreement, see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence ‒ Services Agreement.

Marketing, Major Customers and Delivery Commitments

The following table indicates our significant customers which accounted for 10% or more of our total revenues for the periods indicated:

	December 31, 2013	December 31, 2012	December 31, 2011
Customer A	27%	33%	29%
Customer B	21%	13%	(1)
Customer C	17%	(1)	(1)
Customer D	(1)	12%	11%
Customer E	(1)	(1)	12%

(1)	These customers accounted for less than 10% of total revenues for the periods indicated.

Customer A, Customer B, and Customer C purchase oil production pursuant to existing marketing agreements with terms that are currently on “evergreen” status and renew on a month-to-month basis until either party gives 30-day advance written notice of non-renewal.

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

Derivatives Activities

We enter into commodity derivative contracts with unaffiliated third parties to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices.  Our current commodity derivative contracts include fixed price swaps, basis swaps, and collars on future oil production at WTI and LLS prices, fixed price swaps and basis swaps on future natural gas production with NYMEX prices, natural gas puts, collars on future natural gas production with Henry Hub prices and floors on future natural gas production with Henry Hub prices.

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

Seasonal Nature of Business

The demand for natural gas generally, but not always, decreases during the summer months and increases during the winter months, resulting in seasonal fluctuations in the price we receive for our natural gas production.  Seasonal anomalies such as mild winters or cooler summers sometimes lessen this fluctuation.  Seasonal weather changes may also affect our operations.  Tropical storms and hurricanes in the Gulf Coast area may cause us to temporarily shut-in production.  Periodic storms in the winter may also impede our operations.

Environmental and Occupational Safety and Health Matters

General

Our oil and natural gas production operations are subject to stringent and complex federal, regional, state and local laws and regulations governing occupational safety and health, the discharge of materials into the environment and environmental protection.  Numerous governmental entities, including the U.S. Environmental Protection Agency, or EPA, and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions.  These laws and regulations may, among other things (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (v) impose specific safety and health criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from drilling and production operations.  Any failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of corrective or remedial obligations and the issuance of orders enjoining performance of some or all of our operations.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible.  The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability.  The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly well construction, drilling, water management or completion activities, or waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers.  Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property or natural resources or for personal injuries.  While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that we will be able to remain in compliance in the future with such existing or any new laws and regulations or that such future compliance will not have a material adverse effect on our business and operating results.

The following is a summary of the more significant existing environmental and occupational health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Wastes

The Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous solid wastes.  Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.  Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements.  Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil or natural gas, if properly handled, are exempt from regulation as hazardous waste under Subtitle C of RCRA.  These wastes, instead, are regulated under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws.  However, it is possible that certain oil and natural gas exploration, development and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future.  A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our costs to manage and dispose of generated wastes, which could have a material adverse effect on our results of operations and financial position.  In addition, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.

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

Water Discharges and Subsurface Injections

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

The Oil Pollution Act of 1990, as amended, or OPA, amends the Clean Water Act and sets minimum standards for prevention, containment and cleanup of oil spills.  The OPA applies to vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect waters of the United States.  Under OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the United States.

Our oil and natural gas exploration and production operations generate produced water, drilling muds, and other waste streams, some of which may be disposed via injection in underground wells situated in non-producing subsurface formations.  The disposal of oil and natural gas wastes into underground injection wells are subject to the Safe Drinking Water Act, as amended, or SDWA, and analogous state laws.  The Underground Injection Well Program under the SDWA requires that we obtain permits from the EPA or analogous state agencies for our disposal wells, establishes minimum standards for injection well operations, restricts the types and quantities that may be injected, and prohibits the migration of fluid containing any contaminants into underground sources of drinking water.  Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for alternative water supplies, property damages and personal injuries.  While we believe that we have obtained the necessary permits from the applicable regulatory agencies for our underground injection wells and that we are in substantial compliance with applicable permit conditions and federal and state rules, any changes in the laws or regulations or the inability to obtain permits for new injection wells in the future may affect our ability to dispose of produced waters and ultimately increase the cost of our operations, which costs could be significant.  Furthermore, in response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells.  If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position.

Hydraulic Fracturing

Hydraulic fracturing is an important and common industry practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production.  We routinely use hydraulic fracturing techniques in many of our drilling and completion programs.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the federal SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and issued revised permitting guidance in February 2014 addressing the performance of such activities using diesel fuels.  In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and in the Semi-annual Regulatory Agenda published on July 3, 2013, the agency continues to project the issuance of an Advance Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations.  In addition, Congress from time to time has considered the adoption of legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.  Some states where we operate, including Louisiana, New Mexico, Oklahoma and Texas have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities.  Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.  We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities.  Nevertheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in 2014.  Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities in 2014.Also, in May 2013, the federal Bureau of Land Management, or BLM, published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface.  These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

To our knowledge, there have been no citations, suits, or contamination of potable drinking water arising from our hydraulic fracturing operations.  We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations.

Air Emissions

The federal Clean Air Act, or CAA, as amended, and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements.  These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants.  The need to obtain permits has the potential to delay the development of oil and natural gas projects.  Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues.  For example, in 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs.  With regard to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted:  wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells.  All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare.  In addition, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015.  These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors and from pneumatic controllers and storage vessels. We currently do not believe that compliance with these requirements has a material adverse effect on our results of operations or financial condition.

Climate Change

Based on findings made by the EPA in December 2009 that emissions of carbon dioxide, or CO2, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA adopted regulations under existing provisions of the CAA that establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions.  Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis.  These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources that exceed GHG emission threshold levels.  In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities on an annual basis, which include the majority of our operations.  We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations.

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

Activities on Federal Lands

Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, as amended, or NEPA.  NEPA requires federal agencies, including the U.S.  Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment.  In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment.  Currently, we have minimal exploration and production activities on federal lands.  However, for those current activities as well as for future or proposed exploration and development plans on federal lands, governmental permits or authorizations that are subject to the requirements of NEPA are required.  This process has the potential to delay, limit or increase the cost of developing oil and natural gas projects.  Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects.

Endangered Species Act Considerations

The Endangered Species Act, as amended, or ESA, and analogous state laws may impact exploration, development and production activities on public or private lands.  These laws provide broad protections for species of fish, wildlife and plants that are listed as threatened or endangered in the United States, and prohibits taking of endangered species.  Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat.  Similar protections are offered to migratory birds under the Migratory Bird Treaty Act.  While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA.  If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required.  Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of numerous species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year.  The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

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

State Regulation

The various states regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits.  For example, Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production.  States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources.  States may regulate rates of production and may establish maximum daily production allowables from natural gas wells based on market demand or resource conservation, or both.  States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future.  The effect of these regulations may be to limit the amount of natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws.  Some of those laws relate to resource conservation and equal employment opportunity.  We do not believe that compliance with these laws has a material adverse effect on us.

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

As of December 31, 2013, Quantum Resources Management had 355 employees, including 16 engineers, 7 geologists and 22 land professionals.  None of these employees are represented by labor unions or covered by any collective bargaining agreement.  We believe that Quantum Resources Management’s relations with its employees are satisfactory.  We will also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, finance and other disciplines as needed.

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

ITEM 1A. RISK FACTORS

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business.  If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, we may not be able to pay distributions on our common units, the trading price of our common units could decline and our unitholders could lose all or part of their investment.  Other risks are also described in Part I, Item 1. Business and Part I, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Risks Related to Our Business

We may not have sufficient cash to pay distributions on our common units, following the establishment of cash reserves and payment of fees and expenses.

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

In addition, the actual amount of cash that we will have available for distribution to our unitholders will depend on other factors, including:

•	the amount of oil, NGLs and natural gas we produce;

•	the prices at which we sell our oil, NGLs and natural gas production;

•	the effectiveness of our commodity price hedging strategy;

•	the cost to produce our oil and natural gas assets;

•	the level of our capital expenditures, including scheduled and unexpected maintenance expenditures;

•	the cost of acquisitions;

•	our ability to borrow funds under our credit facility;

•	prevailing economic conditions;

•	sources of cash used to fund acquisitions;

•	distributions on our preferred units, debt service requirements and restrictions on distributions contained in our credit facility, indenture or future debt agreements;

•	interest payments;

•	fluctuations in our working capital needs;

•	general and administrative expenses; and

•	the amount of cash reserves, which we expect to be substantial, established by our general partner for the proper conduct of our business.

As a result of these factors, the amount of cash we distribute to our unitholders may fluctuate significantly from quarter to quarter and may be less than the distribution that we have announced.  For a description of additional restrictions and factors that may affect our ability to make cash distributions to our unitholders, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Oil and natural gas prices are very volatile.  A decline in oil or natural gas prices will cause a decline in our cash flow from operations, which could cause us to reduce our distributions or cease paying distributions altogether.

The oil and natural gas markets are very volatile, and we cannot predict future oil and natural gas prices.  For example, market prices for natural gas in the United States have declined substantially from 2008 price levels, and the rapid development of shale plays throughout North America has contributed significantly to this trend.  Lower prices also may reduce the amount of oil or natural gas that we can produce economically.  Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

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

In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue.  For example, during 2013, the NYMEX–WTI oil price ranged from a high of $110.53 per Bbl to a low of $86.68 per Bbl, while the NYMEX–Henry Hub natural gas price ranged from a high of $4.52 per MMBtu to a low of $3.08 per MMBtu.  For the five years ended December 31, 2013, the NYMEX–WTI oil price ranged from a high of $113.39 per Bbl to a low of $34.03 per Bbl, while the NYMEX–Henry Hub natural gas price ranged from a high of $7.51 per MMBtu to a low of $1.82 per MMBtu.  Future decreases in the oil or natural gas market price could have a negative impact on revenues, profitability, and cash flow.  Declines in future oil and natural gas market prices could also have a negative impact on our reserves values.  See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ‒ Critical Accounting Policies and Estimates for further discussion.

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

Our future oil and natural gas reserves, production volumes, cash flow and ability to make distributions to our unitholders depend on our success in developing and exploiting our current reserves efficiently and finding or acquiring additional recoverable reserves economically.  Based on our December 31, 2013 reserve report, the average decline rate for our existing proved developed producing reserves is approximately 10% for 2014, approximately 8% compounded average decline for the subsequent five years and approximately 7% thereafter.  We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations and reduce cash available for distribution to our unitholders.

We will need to make substantial capital expenditures to maintain our asset base, which will reduce our cash available for distribution.  Because the timing and amount of these capital expenditures may fluctuate each quarter, we will reserve substantial amounts of cash each quarter to finance these expenditures over time.  We estimate that an average annual capital expenditure of $72.0 million will enable us to maintain the current level of production from our assets through December 31, 2018.  We may use the reserved cash to reduce indebtedness until we make the capital expenditures.  Over a longer period of time, if we do not set aside sufficient cash reserves or make sufficient expenditures to maintain our asset base, we may be unable to pay distributions at the minimum quarterly distribution rate from cash generated from operations and would therefore have to reduce our distributions.  If our reserves decrease and we do not reduce our distribution, then a portion of the distribution may be considered a return of part of a unitholder’s investment in us as opposed to a return on his investment.  If we do not make sufficient growth capital expenditures, we will be unable to sustain our business operations and would therefore have to reduce our distributions to our unitholders.

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

Our cash flows from operations and access to capital are subject to a number of variables, including:

•	our estimated proved oil and natural gas reserves;

•	the amount of oil, NGLs and natural gas we produce from existing wells;

•	the prices at which we sell our production;

•	the costs of developing and producing our oil, NGLs and natural gas;

•	our ability to acquire, locate and produce new reserves;

•	the ability and willingness of banks to lend to us; and

•	our ability to access the equity and debt capital markets.

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

The prices that we receive for our oil and natural gas production sometimes reflect a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating derivative positions.  The difference between the benchmark price and the price we receive is called a differential.  Increases in the differential between the benchmark prices for oil and natural gas and the wellhead price we receive could significantly reduce our cash available for distribution to our unitholders and adversely affect our financial condition.  In 2013, we entered into basis differential derivative contracts to reduce the impact of these differentials with respect to our production.  The prices at which we enter into basis differential derivative contracts in the future will be dependent upon price differentials at the time we enter into these transactions, which may be substantially higher or lower than the current differentials.  Accordingly, our differential hedging strategy may not protect us from significant increases in price differentials.

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

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we use commodity derivative contracts for a significant portion of our oil and natural gas production that could result in both realized and unrealized hedging losses.  The extent of our commodity price exposure is related largely to the effectiveness and scope of our commodity derivative contracts.  For example, some of the commodity derivative contracts we utilize are based on quoted market prices, which may differ significantly from the actual prices we realize in our operations for oil and natural gas.  Our credit facility also limits the amount of commodity derivative contracts we can enter into and, as a result, we will continue to have direct commodity price exposure on the unhedged portion of our production volumes.  In accordance with our hedging strategy, for 2014, and over a three-to-five year period at a given point in time, approximately 15% to 35% of our estimated total oil and natural gas production will not be covered by commodity derivative contracts.  In addition, none of our estimated total NGL production is covered by commodity derivative contracts.  See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further details.

We have adopted a hedging strategy to reduce the impact to our cash flows from commodity price volatility.  In 2013, we entered into basis differential derivative contracts to reduce the impact of differentials we experience in respect of our production. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our current and anticipated production over a three-to-five year period.  As opposed to entering into commodity derivative contracts at predetermined times or on prescribed terms, we intend to enter into commodity derivative contracts in connection with material increases in our estimated reserves and at times when we believe market conditions or other circumstances suggest that it is prudent to do so.  Additionally, we may take advantage of opportunities to modify our commodity and differential derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so.  However, our price hedging strategy and future hedging transactions will be determined at the discretion of our general partner, which is not under an obligation to enter into commodity and differential derivative contracts covering a specific portion of our production.  The prices at which we enter into commodity and differential derivative contracts covering our production in the future will be dependent upon oil and natural gas prices at the time we enter into these transactions, which may be substantially higher or lower than current oil and natural gas prices.  Accordingly, our price hedging strategy may not protect us from significant declines in oil and natural gas prices received for our future production.  Conversely, our hedging strategy may limit our ability to realize cash flows from commodity price increases.  It is also possible that a substantially larger percentage of our future production will not be hedged as compared with the next few years, which would result in our oil and natural gas revenues becoming more sensitive to commodity price changes.

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

If these assumptions prove to be incorrect, our estimates of proved reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our estimated proved reserves could change significantly.  For example, a hypothetical 10% decrease in the unweighted arithmetic average first day of-the-month prices for the prior 12 month average of oil prices used in our December 31, 2013 reserve report would cause the standardized measure of our estimated proved reserves as of that date to decrease by $301 million, from $2.04 billion to $1.74 billion, and a hypothetical 10% decrease in the 12 month average of natural gas prices would cause the standardized measure of our estimated proved reserves to decrease by $24 million, from $2.04 billion to $2.02 billion.

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

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from estimated proved reserves, and thus their actual present value.  In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with SEC and FASB guidance may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

Secondary and tertiary recovery techniques may not be successful, which could adversely affect our financial condition or results of operations and, as a result, our ability to pay distributions to our unitholders.

Approximately 39% of our 2013 production was derived from and 41% of our estimated proved reserves as of December 31, 2013 rely upon secondary and tertiary recovery techniques, which include waterfloods and injecting gases into producing formations to enhance hydrocarbon recovery.  If production response to these techniques is less than forecasted for a particular project, then the project may be uneconomic or generate less cash flow and reserves than we had estimated prior to investing the capital to employ these techniques.  Risks associated with secondary and tertiary recovery techniques include the following:

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

Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition, given time constraints imposed by sellers.  Even a detailed review of records and assessment of properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and potential.  Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.

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

We had $911.6 million of debt outstanding as of December 31, 2013.  We have the ability to incur debt, including under our credit facility, subject to anticipated borrowing base limitations in our credit facility.  The level of our future indebtedness could have important consequences to us, including:

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

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.  If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions to our unitholders, reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital or bankruptcy protection.  We may not be able to affect any of these remedies on satisfactory terms or at all, which may have an adverse effect on our ability to make cash distributions.

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

As of December 31, 2013, 10.1 MMBoe of our estimated proved reserves and 0.4 MMBoe of our estimated proved undeveloped reserves, or 9% of our estimated proved reserves as determined by volume (7% as determined by value based on standardized measure) and 3% of our estimated proved undeveloped reserves as determined by volume and by value based on standardized measure, were attributable to properties for which we were not the operator.  As a result, the success and timing of drilling and development activities on such nonoperated properties depend upon a number of factors, including:

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

In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth’s atmosphere and other climatic changes.  Based on these findings, the EPA adopted regulations under existing provisions of the CAA that establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources and that may require the installation of “best available control technologies” for new or modified sources that exceed GHG emission threshold levels.  The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities on an annual basis, which includes certain of our operations.

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

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations as a result of our handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to our operations and due to historical industry operations and waste disposal practices. In addition, our operations include disposal operations into injection wells that pose risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Under certain environmental laws and regulations, we could be subject to joint and several or strict liability for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if the operations were not in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on our business, financial condition or results of operations.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well drilling, construction, completion or water management activities, or waste control, handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition. For example, in response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells; if new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position. We may not be able to recover some or any of these costs from insurance. See Part I, Item 1. Business ‒ Environmental and Occupational Safety and Health Matters for more information.

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

The adoption of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. Dodd-Frank Act requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. Although we expect to qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margin. Posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows. The proposed margin rules are not yet final, and therefore the impact of those provisions on us is uncertain at this time.

Dodd-Frank Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

The full impact of Dodd-Frank Act and related regulatory requirements on our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts or increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of Dodd-Frank Act and regulations implementing Dodd-Frank Act, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

Finally, Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of Dodd-Frank Act and implementing regulations is to lower commodity prices.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the targeted subsurface formations to fracture the surrounding rock and stimulate production.  We routinely use hydraulic fracturing techniques in many of our drilling and completion programs.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and issued revised permitting guidance in February 2014 addressing the performance of such activities using diesel fuels.  In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and in the Semi-annual Regulatory Agenda published on July 3, 2013, the agency continues to project the issuance of an Advance Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations.  In addition, Congress from time to time has considered adopting legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.  Some states, including Louisiana, New Mexico, Oklahoma and Texas, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities.  Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.  In the event new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in 2014.  Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities in 2014.  Also, in May 2013, the BLM published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

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

A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may adversely affect our financial results.

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

Risks Inherent in an Investment in Us

The Fund, Quantum Energy Partners and their respective affiliates will not be limited in their ability to compete with us, which could cause conflicts of interest and limit our ability to acquire additional assets or businesses.

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

Neither we nor our general partner have any employees and we rely solely on Quantum Resources Management to operate our assets. Our general partner has entered into a Services Agreement with Quantum Resources Management, pursuant to which Quantum Resources Management has agreed to make Quantum Resources Management’s personnel available to our general partner in a manner that will allow us to carry on our business in the same manner in which it was carried on by our Predecessor.

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

The former owners of our general partner are entitled to receive Class B units in the future upon the achievement of certain criteria.

Following the GP Buyout Transaction, the former owners of our general partner are entitled to receive up to an aggregate of 11.6 million Class B units in up to four annual installments during the next six calendar years, beginning with respect to the year ending December 31, 2014. The former owners are entitled to receive an annual installment of such units with respect to any calendar year in which we pay a distribution of $0.4744 per unit with respect to each quarter, achieved a Distribution Coverage Ratio (as defined in our Partnership Agreement) for the year of at least 1.0 and achieve a Total Debt to EBITDAX (as defined in our Partnership Agreement) of no greater than 4.0 for each quarter during such year, unless any excess has been approved by the conflicts committee of our general partner. The Class B units have the same rights, preferences and privileges of our common units and are entitled to the same cash distributions per unit as our common units, except in liquidation where distributions are made in accordance with the respective capital accounts of the units and are convertible into an equal number of common units at the election of the holder. These Class B units may be issued as incentives without any corresponding increase in the cash distributions we pay to our unitholders, and any such Class B units issued to the former owners of our general partner will not be subject to forfeiture should we fail to meet the issuance criteria in future periods.

Many of the directors and officers who have responsibility for our management have significant duties with, and will spend significant time serving, entities that compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

To maintain and increase our levels of production, we will need to acquire oil and natural gas properties. Several of the officers and directors of our general partner, who are responsible for managing our operations and acquisition activities, hold similar positions with other entities that are in the business of identifying and acquiring oil and natural gas properties. For example, Mr. Smith is the Chief Executive Officer and a director of our general partner and Chief Executive Officer and a director of Quantum Resources Management and Mr. Campbell is the President and Chief Operating Officer and a director of our general partner and President, Chief Operating Officer and a director of Quantum Resources Management. Mr. Smith and Mr. Campbell manage the Fund, and the Fund is also in the business of acquiring oil and natural gas properties. In addition Mr. Neugebauer and Mr. VanLoh, who are directors of our general partner are also managing partners of Quantum Energy Partners. Mr. Burgher, the Chief Financial Officer of our general partner, serves on the board of a Quantum Energy Partners portfolio company. Quantum Energy Partners is in the business of investing in oil and natural gas companies with independent management, and those companies also seek to acquire oil and natural gas properties. Mr. Neugebauer and Mr. VanLoh are also directors of several oil and natural gas producing entities that are in the business of acquiring oil and natural gas properties. Mr. Wolf, the Chairman of the board of directors of our general partner, is also the chief executive officer and a director of the general partner of the Fund and is on the board of directors of other companies who also seek to acquire oil and natural gas properties. Several officers of our general partner continue to devote significant time to the other businesses, including businesses to which Quantum Resources Management provides management and administrative services. The existing positions held by these directors and officers may give rise to fiduciary duties that are in conflict with fiduciary duties they owe to us. We cannot assure our unitholders that these conflicts will be resolved in our favor. As officers and directors of our general partner these individuals may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present them to us. For a complete discussion of our management’s business affiliations and the potential conflicts of interest of which our unitholders should be aware, see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

We reimburse Quantum Resources Management for all allocable expenses it incurs on our behalf in its performance under the Services Agreement, which amounts may be substantial.

Beginning on January 1, 2013, Quantum Resources Management was entitled to a quarterly administrative services fee based on the allocation of charges between the Fund and us based on the estimated use of such services by each party.  The fee includes direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics.  If the Fund or its affiliates raise a second fund, the quarterly administrative services costs will be further divided to include an allocation to the second fund as well. These fees will be included in general and administrative expenses in our consolidated statement of operations.  Quantum Resources Management will have discretion to determine in good faith the proper allocation of the charges pursuant to the Services Agreement.

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

Our partnership agreement does not limit the number of additional common units that we may issue at any time without the approval of our unitholders. In addition, we may issue an unlimited number of units that are senior to the common units in right of distribution, liquidation and voting. For example, in October 2011, we completed an acquisition of oil and natural gas properties from the Fund and issued preferred units as a portion of the transaction consideration that rank prior to our common units as to distributions upon liquidation.  These preferred units are convertible into common units upon the achievement of certain common unit trading price criteria prior to the second anniversary of their issuance, and are convertible without having to satisfy any such criteria following the second anniversary of their issuance. See Part II, Item 8. Financial Statements and Supplementary Data – Note 2 –Summary of Significant Accounting Policies for information on the terms of our preferred units. On February 22, 2013, our general partner elected to convert the full 80% of the fourth quarter 2012 management incentive fee to which it was formally entitled and, on March 4, 2013, received 6,133,558 Class B units, which are convertible into common units at their owners’ election. Additionally, following the GP Buyout Transaction, the former owners of our general partner are entitled to receive up to 11.6 million Class B units in up to four installments over a six calendar year period upon achievement of certain criteria. See Part I, Item 1A. “Business - Recent Developments – GP Buyout Transaction.” As of March 2, 2014, the Fund and the general partner collectively owned a 36.4% limited partner interest in us.

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

We have agreed to file a registration statement on Form S-3 to cover sales by the Fund of all common units it currently owns and common units issuable upon conversion of our outstanding Class C preferred units. If the Fund or any transferee were to dispose of a substantial portion of these common units in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for our common units. In addition, these sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future.

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

If at any time our general partner and its affiliates own more than 80% of our outstanding common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is the greater of (i) the highest cash price paid by either of our general partner or any of its affiliates for any common units purchased within the 90 days preceding the date on which our general partner first mails notice of its election to purchase those common units; and (ii) the average daily closing prices of our common units over the 20 days preceding the date three days before the date the notice is mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their common units. As of March 2, 2014, the Fund owned a 29.2% limited partner interest in us including preferred and common units. All of our subordinated units converted to common units on December 22, 2012, and our preferred units may be converted into common units upon the achievement of certain common unit trading price criteria prior to the second anniversary of their issuance, and are convertible without having to satisfy any such criteria following the second anniversary of their issuance. See Part II, Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies for information on the terms of our preferred units.

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

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

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

At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay Texas franchise tax each year at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year. Imposition of any similar taxes by any other state may substantially reduce the cash available for distribution to our unitholders and, therefore, negatively impact the value of an investment in our units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation for state or local income tax purposes, the minimum quarterly distribution amount and the Target Distribution may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

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

Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, or IRAs, and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons and each non-U.S. person will be required to file federal tax returns and pay tax on their share of our taxable income. Prospective unitholders who are tax-exempt entities or non-U.S. persons should consult their tax advisor before investing in our units.

We will treat each purchaser of units as having the same tax benefits without regard to the units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the units.

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

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the securities loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their units are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A technical termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the Partnership will be required to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed and traded on the NYSE under the symbol “QRE.” As of the close of business on March 2, 2014, based upon information received from our transfer agent and brokers and nominees, we had 156 common unitholders of record. This number does not include owners for whom common units may be held in “street name.” The table below represents the daily high and low sales prices per common unit for the quarters indicated.

	Common Unit Price Range
2013	High	Low
October 1 - December 31	$18.24	$16.10
July 1 - September 30	$17.95	$14.76
April 1 - June 30	$18.46	$15.77
January 1 - March 31	$18.69	$16.25
2012
October 1 - December 31	$20.99	$15.56
July 1 - September 30	$19.78	$16.05
April 1 - June 30	$22.38	$15.25
January 1 - March 31	$23.88	$20.24

We have also issued 16,666,667 preferred units and 6,133,558 Class B units for which there is no established public trading market. The preferred units are held by the Fund and, subsequent to the GP Buyout Transaction, the Class B units are held by the former owners of our general partner.

Unitholder Return Performance Presentation

The performance graph below compared the total unitholder return on the Partnership’s units, with the total return on the Standard & Poor’s 500 Index (the “S&P 500”) and the Alerian MLP Index, a weighted composite of 50 prominent energy master limited partnerships. Total return includes the changes in market price, adjusted for reinvested dividends or distributions, for the period shown on the performance graph and assumes that $100 was invested in the Partnership, S&P 500, and the Alerian MLP Index on December 31, 2010. The results shown in the graph below are not necessarily indicative of future performance.

	December 31,
	2013	2012	2011	2010
QR Energy, LP	113	98	107	100
Alerian MLP Index	151	119	114	100
S&P 500 Index	156	118	102	100

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

Class B Units

On February 22, 2013, our general partner elected to convert 80% of the fourth quarter 2012 management incentive fee to which it was entitled and, on March 4, 2013, received 6,133,558 Class B units which were issued and outstanding upon conversion. Our general partner received a reduced fourth quarter management incentive fee of $0.7 million and received a distribution of $3.0 million on the Class B units related to the fourth quarter 2012.

In connection with the GP Buyout Transaction, these Class B units were distributed to the former owners of our general partner. Additionally, 51,036 general partner units were converted into Class B units and distributed to the former owners of our general partner.

Class C Preferred Units

In connection with the acquisition of the October 2011 Transferred Properties, we issued to the Fund 16,666,667 Class C Convertible Preferred Units. The preferred units receive a preferred quarterly distribution of $0.21 per preferred unit equal to a 4.0% annual coupon on the par value of $21.00, for the first three years following the date of issuance. Beginning on January 1, 2015, distributions on Preferred Units will be the greater of $0.475 per unit or the distribution payable on Common Units with respect to such quarter. The Preferred Units are only redeemable for cash in a complete liquidation. The Preferred Units are convertible into common units under specific circumstances at the option of either the holder or the Partnership into common units representing limited partner interests in us on a one-to-one basis, subject to adjustment. The Preferred Units have the same voting rights as common units.

Cash Distribution Policy

Our partnership agreement, as amended, requires that within 45 days after the end of each quarter, or at our general partner’s sole discretion, in three equal installments within 15, 45, and 75 days following the end of each quarter, we distribute all of our available cash to preferred unitholders, in arrears, and common unitholders and Class B unitholders of record on the applicable record date, as determined by QRE GP.

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

Commencing with respect to the fourth quarter of 2013, we distribute available cash to common unitholders on a monthly basis. We intend to continue to make regular cash distributions to unitholders on a monthly or quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our credit facility prohibits us from making cash distributions if any potential default or event of default, as defined in our credit facility, occurs or would result from the cash distribution.

Cash Distributions to Unitholders

						Limited Partners
							Affiliated
For the period ended	Distributions to Preferred Unitholders	Distributions per Preferred Unit(1)	General Partner		Class B	Public Common	Common	Subordinated	Total Distributions to Other Unitholders	Distributions per other units

December 31, 2011 (2)	$3,424	$0.21	$16	$		$8,344	$5,368	$3,393	$17,121	$0.4750
March 31, 2012 (2)	3,500	0.21	20			17,892	-	3,394	21,306	0.4750
June 30, 2012 (2)	3,500	0.21	20			18,584	-	3,484	22,088	0.4875
September 30, 2012 (2)	3,500	0.21	20			18,529	-	3,484	22,033	0.4875
December 31, 2012 (2)	3,500	0.21	25			25,275	3,484	-	28,784	0.4875
December 31, 2012 (3)	-	-	-		2,990	-	-	-	2,990	0.4875
March 31, 2013 (2)	3,500	0.21	25		2,990	25,480	3,484	-	31,979	0.4875
June 30, 2013 (2)	3,500	0.21	25		2,990	25,475	3,484	-	31,974	0.4875
September 30, 2013 (2)	3,500	0.21	25		2,881	25,465	3,484	-	31,855	0.4875
December 31, 2013 (2)	3,500	0.21	-		-	-	-	-	-	-
December 31, 2013 (4)	-	-	8		987	8,489	1,161	-	10,645	0.1625
December 31, 2013 (5)	-	-	8		997	8,489	1,161	-	10,655	0.1625
December 31, 2013 (6)			8		997	8,489	1,161	-	10,655	0.1625

(1)	Preferred Units were prorated a quarterly distribution for the portion of the fourth quarter beginning on October 3, 2011 through December 31, 2011 in accordance with the Partnership Agreement.

(2)	Distributions were made within 45 days after the end of each quarter.

(3)	The December 31, 2012 and March 31, 2013 distributions to the Class B units were paid 45 days after the end of the first quarter 2013.

(4)

In December 2013, the Board of Directors approved the first monthly distribution of $0.1625 per unit with respect to the fourth quarter of 2013 which was paid in January 2014 to the unitholders of record as of January 13, 2014. This distribution was recorded in the fourth quarter 2013.

(5)

In January 2014, the Board of Directors approved the second monthly distribution of $0.1625 per unit with respect to the fourth quarter of 2013 which was paid in February 2014 to the unitholders of record as of February 10, 2014. For more information see Part II, Item 8. Financial Statements and Supplementary Data – Note 22 – Subsequent Events for further details.

(6)

In February 2014, the Board of Directors approved the third monthly distribution of $0.1625 per unit with respect to the fourth quarter of 2013 which will be paid in March 2014 to the unitholders of record as of March 10, 2014. For more information see Note 22 – Subsequent Events for further details.

Common Unit Distributions. In February 2014, the Board of Director’s approved the third monthly distribution of $0.1625 per unit with respect to the fourth quarter of 2013 which will be paid in March 2014 to the unitholders of record as of March 10, 2014.  The third monthly distribution, with the first and second monthly distributions, will aggregate to a total distribution of $0.4875 per unit with respect to the fourth quarter 2013.

Preferred Unit Distribution. For the period beginning on October 3, 2011 and ending on December 31, 2014, we will distribute $0.21 per preferred unit on a quarterly basis.  As of December 31, 2013 we had accrued a fourth quarter distribution payable of $3.5 million to preferred unitholders which was paid in  February 2014.

Class B Unit Distribution. Class B unitholders are entitled to distributions as if they were outstanding on the first day of any quarter. As a result of the general partner’s conversion election, the general partner received a distribution of $3.0 million on its Class B units related to the fourth quarter of 2012.

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

Management Incentive Fee

During 2013, for each quarter for which we paid cash distributions that equaled or exceeded the Target Distribution, our general partner was entitled to a quarterly management incentive fee, payable in cash, equal to 0.25% of our management incentive fee base, which was equal to the sum of:

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

This management incentive fee base was calculated as of December 31 (with respect to the first and second calendar quarters and based on a fully engineered reserve report) or June 30 (with respect to the third and fourth calendar quarters and based on an internally engineered reserve report), immediately preceding the quarter in respect of which payment of a management incentive fee is due.

Deferred Class B Unit Issuances

The former owners of the general partner are entitled to receive an annual installment of Class B units with respect to any calendar year in which we pay a distribution of $0.4744 per unit with respect to each quarter, achieved a Distribution Coverage Ratio (as defined in our Partnership Agreement) for the year of at least 1.0 and achieve a Total Debt to EBITDAX (as defined in our Partnership Agreement) of no greater than 4.0 for each quarter during such year, unless any excess has been approved by the conflicts committee of our general partner

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding our equity compensation plans as of December 31, 2013.

Unregistered Sales of Equity Securities

None.  For a description of unregistered equity securities that will be and may continue to be issued to our general partner in the future, please see “Deferred Class B Unit Issuances” above.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of and for the years ended December 31, 2013, 2012 and 2011, and for the period from December 22, 2010 to December 31, 2010 is derived from our audited financial statements. The selected financial data for the period from January 1, 2010 to December 21, 2010 and as of and for the year ended December 2009 is derived from the audited financial statements of our Predecessor. The selected financial data should be read in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data, both contained herein. The following table shows selected financial data of the Partnership and the Predecessor for the periods and as of the dates indicated.

	Partnership				Predecessor
	Year Ended	Year Ended	Year Ended	December 22 to	January 1 to	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 21,	December 31,
In thousands, except per unit amounts	2013	2012	2011	2010	2010	2009
Statement of Operations Data:
Revenues:
Oil and natural gas sales	$446,801	$368,189	$356,579	$8,927	$244,572	$69,823
Disposal, processing and other	8,828	3,809	4,325	59	8,814	2,978
Total Revenues	455,629	371,998	360,904	8,986	253,386	72,801
Operating costs and expenses:
Disposal and related expenses	6,597	-	-	-	-	-
Production expense	174,101	143,938	132,227	3,498	108,408	44,841
Impairment of oil and natural gas properties	-	-	-	-	-	28,338
Depreciation, depletion and amortization	115,184	105,796	94,993	2,588	66,482	16,993
Accretion of asset retirement obligations	7,456	5,648	4,593	130	3,674	3,585
Management fees (1)	-	-	-	-	10,486	12,018
General and administrative and other	41,901	42,275	37,315	925	25,701	19,279
Acquisition and transaction costs	1,487	4,000	-	-	6,340	-
Bargain purchase gain	-	-	-	-	-	(1,200)
Total operating costs and expenses	346,726	301,657	269,128	7,141	221,091	123,854
Income (loss) from operations	108,903	70,341	91,776	1,845	32,295	(51,053)
Other income (expense):
Gain (loss) on commodity derivative contracts, net	(1,217)	53,071	47,860	(12,682)	13,577	(63,120)
Gain on equity share issuance	-	-	-	-	4,064	-
Interest expense, net	(48,000)	(43,133)	(50,491)	(1,266)	(22,179)	(3,716)
Other income	1,589	-	-	-	4,264	2,657
Total other income (expense)	(47,628)	9,938	(2,631)	(13,948)	(274)	(64,179)
Income (loss) before income taxes	61,275	80,279	89,145	(12,103)	32,021	(115,232)
Income tax benefit (expense), net	353	(528)	(850)	66	(108)	(182)
Net income (loss)	$61,628	$79,751	$88,295	$(12,037)	$31,913	$(115,414)
Less: Net income (loss) attributable to noncontrolling interest	663	-	-	-
Net income (loss) attributable to QR Energy, LP	60,965	79,751	88,295	(12,037)
Net income (loss) attributable to QR Energy, LP per limited partner unit:
Common unitholders' (basic)	$0.26	$0.19	$0.10	$(0.21)
Common unitholders' (dilutive)	0.26	0.19	0.10	(0.21)
Subordinated unitholders' (basic and dilutive)	-	0.11	0.10	(0.21)
Weighted average number of limited partner units outstanding:
Common (basic)	58,524	35,132	28,728	26,298
Common (diluted)	58,524	35,282	28,728	26,298
Subordinated units (basic and diluted)	-	6,970	7,146	7,146
Other Financial Data:
Adjusted EBITDA (2)	$265,323	$272,099	$237,175	$5,144	$116,152	$48,513
Distributable cash flow (3)	131,935	152,476	148,714	3,314
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$202,145	$227,150	$112,557	$2,808	$95,945	$64,907
Investing activities	(218,195)	(592,279)	(72,143)	(78,670)	(956,877)	(55,458)
Financing activities	(2,426)	379,532	(25,176)	78,057	903,448	(13,328)
Balance Sheet Data:
Working capital	$9,473	$65,625	$26,418	$(6,421)	(4)	(74)
Total assets	1,815,927	1,686,527	1,154,344	1,033,848	(4)	226,770
Total debt	911,593	766,076	615,000	567,000	(4)	86,450
Non-controlling interests	8,549	-	-	-	(4)	14,733
Total Partners' capital	637,459	714,564	362,698	326,694	(4)	(1,421)

(1)

Represents fees paid by the Fund to its general partner for the provision of certain administrative and acquisition services during the period from January 1, 2010 to December 21, 2010 and the year ended December 31, 2009.

(2)	Adjusted EBITDA is a Non-GAAP financial measure. See the reconciliation to its most comparable GAAP measure directly below.

(3)	Distributable Cash Flow is a Non-GAAP financial measure. See the reconciliation to its most comparable GAAP measure directly below.

(4)

These balance sheet amounts are not presented as they are as of December 21, 2010 and therefore are not included in the Predecessor’s financial statements included in Part II, Item 8. Financial Statements and Supplementary Data.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income from which we add or subtract the following:

•	Net interest expense, including gains and losses on interest rate derivative contracts;
•	Depreciation, depletion, and amortization;
•	Accretion of asset retirement obligations;
•	Gains or losses due to effects of change in prices on natural gas imbalances;
•	Gains or losses on commodity derivative contracts, net;
•	Cash received or paid on the settlement of commodity derivative contracts, net
•	Income tax expense or benefit;
•	Other income or expense;
•	Interest income
•	Impairments;
•	Non-cash general and administrative expenses, and acquisition and transaction costs;
•	Pension and postretirement expense or credit; and
•

Beginning with third quarter 2013, noncontrolling interest amounts attributable to each of the items above, as applicable, which revert the calculation back to the Adjusted EBITDA attributable to the Partnership.

In 2012 and 2011, we used Adjusted EBITDA, as defined under the Services Agreement, to calculate the quarterly administrative services fee our general partner paid to QRM under the Services Agreement between our general partner and QRM. See Part I, Item 1. Business – Operations – Administrative Services Fee.

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Thousands of Dollars	2013	2012	2011
Reconciliation of Net
Income to Adjusted EBITDA:
Net income (loss)	$61,628	$79,751	$88,295
Loss (gain) on commodity derivative contracts, net (1)	1,217	(53,071)	(47,860)
Cash received (paid) to settle commodity derivative contracts, net (2)	24,920	49,800	(72,053)
Loss on modification of derivative contracts	-	-	83,399
Loss (gain) on effect of change in prices on gas imbalances	862	1,341	(1,446)
Depletion, depreciation and amortization	115,184	105,796	94,993
Accretion of asset retirement obligations	7,456	5,648	4,593
Interest expense, net	48,000	43,133	50,491
Other (income)/expense	(1,589)	-	-
Income tax expense (benefit)	(353)	528	850
Noncash general and administrative expenses and
acquisition and transaction costs	8,367	39,173	35,913
Noncontrolling interest	(369)	-	-
Adjusted EBITDA	$265,323	$272,099	$237,175

Reconciliation of Net Cash from Operating
Activities to Adjusted EBITDA:
Net cash provided by operating activities	$202,145	$227,150	$112,557
(Increase) decrease in working capital	18,349	(4,269)	19,347
Loss (gain) on effect of change in prices on gas imbalances	862	1,341	(1,446)
Timing differences related to general and administrative allocation	-	(2,155)	(159)
Acquisitions costs	1,487	-	-
Loss on modification of derivative contracts / other	-	-	83,399
Other (income)	(270)	-	-
Net income attributable to noncontrolling interests	(369)	-	-
Interest expense (3)	46,905	51,735	23,537
Other amortization	(3,737)	(1,859)	(61)
Income tax expense (benefit), current	(49)	156	1
Adjusted EBITDA	$265,323	$272,099	$237,175

(1)	Represents total derivative loss (gain) reported on our consolidated statements of operations.

(2)	Represents the net cash received (paid) on commodity derivative contracts that were settled during the respective periods and does not include any cost recovery.

(3)	Interest expense adjusted for noncash items comprised of amortization of deferred financing costs and gains (losses) on interest rate derivative instruments.

The decrease in Adjusted EBITDA of $6.8 million to $265.3 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is mainly attributable to an increase in allocated G&A expense being reimbursed by us to QRM, partially offset by higher cash operating margins.  The increase in Adjusted EBITDA of $34.9 million to $272.1 million for the year ended December 31, 2012 as compared to the year ended December 31,  2011 is mainly attributable to higher cash operating margins, partially offset by higher G&A administrative fees paid to QRM.

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

Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate Distributable Cash Flow in the same manner.  The table below summarizes our distributable cash flow for each of the periods indicated.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Adjusted EBITDA	$265,323	$272,099	$237,175
Maintenance capital expenditures	(68,834)	(62,750)	(61,000)
Cash interest expense	(46,504)	(36,004)	(22,465)
Distributions to preferred unitholders	(14,000)	(14,000)	(3,424)
Management incentive fee earned (1)	(4,050)	(6,869)	(1,572)
Distributable cash flow	$131,935	$152,476	$148,714

(1)

The management incentive fee is not recognized until the corresponding quarter’s common unit distribution is declared. The 2013 fourth quarter’s common unit distribution was not declared, and therefore the management incentive fee was not recognized, until the first quarter of 2014. Therefore, the management incentive fee earned for the full year 2013 includes $1.3 million earned with respect to, but not recognized in, the fourth quarter 2013.

The decrease in Distributable Cash Flow of $20.5 million to $131.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 is mainly attributable to the decrease in Adjusted EBITDA, an increase in maintenance capital expenditures, and an increase in cash interest expense due to additional borrowings, partially offset by lower management incentive fee earned by QRE GP. The increase in Distributable Cash Flow of $3.8 million to $152.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 is mainly attributable to the increase in Adjusted EBITDA partially offset by the full year effect of distributions to preferred unitholders and the management incentive fee earned by QRE GP that were not present during the year ended December 31, 2011 and interest on the Senior Notes issued in July 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes Part II, Item 8. Financial Statements and Supplementary Data contained herein.  The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance.  The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences are discussed in “Risk Factors” contained in Part I, Item 1A. of this Form 10-K.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  See “Cautionary Statement Regarding Forward-Looking Information” in the front of this Form 10-K.

Overview

We are a Delaware limited partnership formed in September 2010 by affiliates of the Fund to own and acquire producing oil and natural gas properties in North America.

Our properties are located in Alabama, Arkansas, Florida, Kansas, Louisiana, Michigan, New Mexico, Oklahoma and Texas.  As of December 31, 2013, we had estimated net proved reserves of 73.0 MMBbl of oil and condensate, 151.7 Bcf of natural gas and 10.8 MMBbl of NGLs, or 109.1 MMBoe and a standardized measure of $2.0 billion.

GP Buyout Transaction

On March 2, 2014, we completed a transaction related to our general partner interest pursuant to a Contribution Agreement, by and among the Partnership, the general partner, QR Holdings (QRE), LLC (“QRH”) and QR Energy Holdings, LLC (“QREH” and, together with QRH, the “QR Parties”), the former owners of our general partner, pursuant to which (i) the general partner reclassified its 0.1% general partner interest in the Partnership, formerly represented by 51,036 general partner units, in exchange for a non-economic general partner interest, (ii) the QR Parties contributed 100% of the limited liability company interests of the general partner to the Partnership, and (iii) the partnership agreement was amended, to, among other things, (a) terminate the management incentive fee and provide for the future issuance of up to 11.6 million Class B units, subject to certain tests, to the QR Parties and (b) provide for the election of all of the members of the board of directors of the general partner by our limited partners beginning in June 2015 (the “GP Buyout Transaction”).

Acquisitions and Conveyances

On August 6, 2013, we closed the acquisition of primarily oil properties located in East Texas (the “2013 East Texas Acquisition”) from  a private seller for $107.8 million in cash subject to customary purchase price adjustments.  The acquired properties (the “2013 East Texas Properties”) had estimated proved reserves of 5.9 MMBoe as of the acquisition date utilizing SEC case pricing.  The acquisition had an effective date of June 1, 2013.   In addition, the 2013 East Texas Acquisition included an interest in a saltwater disposal company, ETSWDC, that resulted in us owning a controlling interest.  See Part II, Item 8.  Financial Statements and Supplementary Data – Note 4 – Acquisitions for further details.

On December 28, 2012, we completed the acquisition of the December 2012 Transferred Properties consisting of certain oil and natural gas properties from the Fund, pursuant to a purchase and sale agreement for $28.6 million in cash, after customary purchase price adjustments, and the assumption of $115 million in debt.    The December 2012 Transferred Properties consisted of working interests in 50 gross (46 net) producing wells, of which we owned an approximate 92.46% average working interest.

On December 4, 2012, we closed the acquisition of primarily oil properties located in East Texas (the “2012 East Texas Properties”) from a private seller for $214.3 million in cash, after customary purchase price adjustments (the “2012 East Texas Acquisition”).  The acquisition had an effective date of November 1, 2012.  During the first quarter 2013, we received the $2.3 million receivable from the seller that was recorded as a purchase price adjustment at the date of the sale.

On April 20, 2012, we closed the acquisition of primarily oil properties, almost all of which are located in the Ark-La-Tex area, from Prize Petroleum, LLC and Prize Petroleum Pipeline, LLC (collectively “Prize”) for $225.1 million in cash after customary purchase price adjustments (the “Prize Acquisition”).  The acquisition had an effective date of January 1, 2012.

On October 3, 2011, we completed the acquisition of the October 2011 Transferred Properties located in the Permian Basin, Ark-La-Tex, and MidContinent areas from the Fund pursuant to a purchase and sale agreement (the “October 2011 Purchase Agreement”) having an effective date of October 1, 2011 in exchange for 16,666,667 Class C Convertible Preferred Units and the assumption of $227 million in debt. The October 2011 Transferred Properties consisted of working interests in 1,669 gross (1,026 net) producing wells, of which we owned an approximate 61.46% average working interest.

Business Environment and Operational Focus

Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions.

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations including:

•	Production volumes;

•	Settlement prices on the sale of oil and natural gas, including the effect of our commodity derivative contracts;

•	Production expenses and general and administrative expenses; and

•	Adjusted EBITDA and Distributable Cash Flow, each of which is a non-GAAP financial measure.

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

The oil produced from our properties is a combination of sweet and sour oil, varying by location.  We sell our oil at the NYMEX-WTI and Argus LLS prices, which are adjusted for quality, location, and transportation differentials, depending primarily on the purchaser.  The differential varies, but our oil normally sells at a discount to the NYMEX-WTI or Argus LLS prices.

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

Price Volatility.  Historically, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue.  For example, during the year ended December 31, 2013, the NYMEX-WTI oil price ranged from a high of $110.53 per Bbl to a low of $86.68 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $4.52 per MMBtu to a low of $3.08 per MMBtu.  For the five years ended December 31, 2013, the NYMEX-WTI oil price ranged from a high of $113.39 per Bbl to a low of $34.03 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $7.51 per MMBtu to a low of $1.82 per MMBtu.  Future decreases in the natural gas market price could have a negative impact on revenues, profitability, and cash flow.

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

General and Administrative Expenses

We share general and administrative expenses with other affiliates who also receive management and accounting services from QRM under a Services Agreement, as defined in Part II, Item 8. Financial Statements and Supplementary Data – Note 19 – Related Party Transactions.

Through 2012, our general and administrative expenses, for any quarter therein, were comprised of:

•	Direct general and administrative expenses incurred by QRM on our behalf (“Direct G&A”) and charged to us;
•

Administrative service fees, as discussed in Part II, Item 8. Financial Statements and Supplementary Data –Note 19 – Related Party Transactions, payable by us to QRM during the term of the Services Agreement; and

•

Our share of allocable indirect general and administrative expenses incurred by QRM on behalf of the affiliates for which it provides management services which are in excess of the administrative services fee charged to us (“Allocated G&A”).

We were not required to reimburse QRM for Allocated G&A in excess of administrative service fees during the initial term of the Services Agreement through 2012. Therefore, these allocated expenses were recorded as capital contributions from the Fund in our Consolidated Statement of Partners’ Capital. This allocation methodology, based on relative production volumes,  has been reviewed and approved by QRE GP’s board of directors, including independent directors, as a reasonable method of sharing these expenses with the Fund and provides for a reasonably accurate depiction of what our general and administrative expenses would be on a stand-alone basis without affiliations with the Fund or QRM.

After December 31, 2012, we are required to reimburse QRM for its share of allocable general and administrative expenses based on the estimated use of such services. We reimburse QRM for general and administrative expenses allocated to us based on the estimated use of such services between us and the Fund. The fee includes Direct G&A plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics. If our sponsor raises additional funds in the future, the quarterly administrative services costs will be further divided to include the sponsor’s additional funds as well. QRM has discretion to determine in good faith the proper allocation of the charges pursuant to the Services Agreement. Management believes this allocation methodology is a reasonable method of allocating general and administrative expenses between us and the Fund and provides for a reasonably accurate depiction of what our general and administrative expenses would be on a stand-alone basis without affiliations with the Fund or QRM.

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

Outlook

Consistent with our long-term business strategy, we plan to maintain our focus on adding reserves through acquisitions and exploitation projects and improving the economics of producing oil and natural gas from our existing fields in 2014.  We expect these acquisition opportunities may come from the Fund, Quantum Energy Partners and their respective affiliates as well as from unrelated third parties.  Our ability to add estimated reserves through acquisitions and exploitation projects is dependent on many factors, including our ability to raise capital, obtain regulatory approvals and procure contract drilling rigs and personnel.

In 2014, our capital spending program is expected to be approximately $101.6 million, excluding acquisitions.  We anticipate spending approximately 59% in the Ark-La-Tex and Gulf Coast areas primarily on recompletions and workovers, plant upgrades and new well drilling, and 41% in the Permian Basin and MidContinent areas primarily on recompletions and new well drilling.

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

What follows is a discussion of the more significant accounting policies, estimates and judgments.  See Part II, Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies for a discussion of additional accounting policies and estimates made by management.

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

Transactions Between Entities Under Common Control

From time to time we enter into transactions whereby we receive a transfer of certain oil and natural gas assets from our Predecessor with units issued or cash paid by us.  We account for the net assets received using the historical book value of the Predecessor as these are transactions between entities under common control.  Our historical financial statements have been revised to include the results attributable to the assets contributed from the Predecessor as if we owned such assets for all periods presented by the Partnership.

Proved Oil and Natural Gas Reserve Quantities

Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion, and amortization (“DD&A”) expense and the full cost ceiling limitation.  Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions.  The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir.  Netherland, Sewell & Associates, Inc., our independent reserve engineering firm, prepares a reserve report as of December 31 of each year, and we prepare internal estimates of our proved reserves as of June 30 of each year.  We prepare our reserve estimates, and the projected cash flows derived from these reserve estimates in accordance with SEC guidelines and Netherland, Sewell & Associates, Inc. adheres to the same guidelines when preparing their reserve reports.  Assumptions used by independent reserve engineers in calculating reserves or regarding the future cash flows or fair value of our properties are subject to change in the future.  The accuracy of reserve estimates is a function of the:

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

Netherland, Sewell & Associates, Inc., prepares a fully-engineered reserve and economic evaluation of all our properties on a lease, unit or well-by-well basis, depending on the availability of well-level production data.  The data for a given reservoir may change substantially over time as a result of numerous factors including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves.  The estimate of proved oil and natural gas reserves primarily impacts property, plant and equipment amounts in the consolidated balance sheet and the DD&A amounts in the consolidated statement of operations.

Downward revisions have the effect of increasing our DD&A rate, while upward revisions have the effect of decreasing our DD&A rate.  Assuming no other changes, such as an increase in depreciable base, as our reserves increase, the amount of DD&A expense in a given period decreases and vice versa.

Market prices have been volatile and a decline of proved reserves may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields.  Declines in future oil and natural gas market prices could have a negative impact on our reserve value and could result in an impairment of our oil and gas properties. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of oil and gas producing properties for impairment.  For example, a hypothetical 10% decrease in the 12 month average of oil prices would decrease the standardized measure of our estimated proved reserves as of December 31, 2013 by $301 million, and a hypothetical 10% decrease in the 12 month average of natural gas prices would decrease the standardized measure of our estimated reserves as of December 31, 2013 by $24 million.  Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

Unevaluated Properties

We have acquired unevaluated properties which are not being depleted pending determination of the existence of proved reserves.  Unevaluated properties are assessed periodically to ascertain whether there is a probability of obtaining proved reserves in the future.  When it is determined that these properties have been promoted to a proved reserve category or there is no longer any probability of obtaining proved reserves from the properties, the costs associated with these properties are transferred into the amortization base to be included  in the depletion calculation and subject to the ceiling test limitation.  Unevaluated properties whose costs are individually significant are assessed individually considering the primary lease terms of the properties, the holding period of the properties, and geographic and geological data obtained related to the properties.  Where it is not practical to assess properties individually as their costs are not individually significant, such properties are grouped for purposes of the periodic assessment.

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

Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of our oil and natural gas properties that can be capitalized on our balance sheet.  If the net capitalized costs of our oil and natural gas properties exceed the cost center ceiling, we are subject to a ceiling test write down to the extent of such excess.  If required, it would reduce earnings and impact partners’ capital in the period of occurrence and result in lower amortization expense in future periods.  The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. However, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment.  The ceiling calculation dictates that we use the unweighted arithmetic average price of oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date.  If average oil and natural gas prices decline, or if we have downward revisions to our estimated proved reserves, it is possible that write downs of our oil and natural gas properties could occur in the future.

Depreciation, Depletion and Amortization

The quantities of estimated proved oil and gas reserves are a significant component of our calculation of DD&A expense and revisions in such estimates may alter the rate of future depletion expense.  Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense.  Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense or due to a ceiling test write-down.  For example, a 10% negative revision to proved reserves as of December 31, 2013 would increase the DD&A rate by approximately 10.91%.  This represents an increase of DD&A expense of $1.92 per Boe, or a change from $17.63 to $19.55 per Boe for the year ended December 31, 2013.  This estimated impact is based on current data as of December 31, 2013 and actual events could require different adjustments to DD&A.

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

As of December 31, 2013, we had the following derivative instruments outstanding:

Commodity	Index	2014	2015	2016	2017
Oil positions:
Swaps
Hedged Volume (Bbls/d)	WTI	6,715	7,356	6,293	5,547
Average price ($/Bbls)		$95.30	$93.74	$90.03	$86.23
Hedged Volume (Bbls/d)	LLS	3,000	-	-	-
Average price ($/Bbls)		$99.62	-	-	-
Basis
Hedged Volume (Bbls/d)	WTS/WTI	2,400	-	-	-
Average price ($/Bbls)		$(2.10)	-	-	-
Collars
Hedged Volume (Bbls/d)	WTI	425	1,025	1,500	-
Average floor price ($/Bbls)		$90.00	$90.00	$80.00	-
Average ceiling price ($/Bbls)		$106.50	$110.00	$102.00	-

Natural gas positions:
Swaps
Hedged Volume (MMBtu/d)	Henry Hub	26,622	7,191	11,350	10,445
Average price ($/MMBtu)		$6.18	$5.34	$4.27	$4.47
Basis Swaps (1)
Hedged Volume (MMBtu/d)	Henry Hub	17,066	14,400	-	-
Average price ($/MMBtu)		$(0.19)	$(0.19)	-	-
Collars
Hedged Volume (MMBtu/d)	Henry Hub	4,966	18,000	630	595
Average floor price ($/MMBtu)		$5.74	$5.00	$4.00	$4.00
Average ceiling price ($/MMBtu)		$7.51	$7.48	$5.55	$6.15
Puts
Hedged Volume (MMBtu/d)	Henry Hub	-	420	11,350	10,445
Average price ($/MMBtu)		-	$4.00	$4.00	$4.00

(1)	Our natural gas basis swaps are used to hedge the differential between Henry Hub and various points.

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

Results of Operations

Because affiliates of the Fund own 100% of our general partner and an aggregate 29.2% limited partner interest in us including all of our preferred units as of December 31, 2013, each acquisition of assets from the Predecessor is considered a transfer of net assets between entities under common control.  As a result, we are required to revise our financial statements to include the activities of such assets for all periods presented by the Partnership, similar to a pooling of interests, to include the financial position, results of operations, and cash flows of the assets acquired and liabilities assumed.  The table set forth below includes the recast historical financial information as if the acquired assets were owned by us for all periods presented for the Partnership.

The consolidated financial statements for periods prior to the Partnership’s acquisition of the Partnership assets have been prepared from the Predecessor’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (in thousands, except operating and per unit amounts).

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Revenues
Oil sales	$377,246	$296,684	$252,744
Natural gas sales	40,134	37,174	65,741
NGLs sales	29,421	34,331	38,094
Disposal, processing and other	8,828	3,809	4,325
Total Revenue	455,629	371,998	360,904
Operating Expenses
Lease operating expenses	141,926	114,231	104,680
Production and other taxes	29,304	25,921	23,472
Processing and transportation	2,871	3,786	4,075
Total production expenses	174,101	143,938	132,227
Disposal and related expenses	6,597	-	-
Depreciation, depletion and amortization	115,184	105,796	94,993
Accretion of asset retirement obligations	7,456	5,648	4,593
General and administrative	41,901	42,275	37,315
Acquisition and transaction costs	1,487	4,000	-
Total operating expenses	346,726	301,657	269,128
Operating income	108,903	70,341	91,776
Other income (expense):
Gain (loss) on commodity derivative contracts, net	(1,217)	53,071	47,860
Interest expense, net	(48,000)	(43,133)	(50,491)
Other income (expense)	1,589	-	-
Total other income (expense), net	(47,628)	9,938	(2,631)
Income (loss) before income taxes	61,275	80,279	89,145
Income tax benefit (expense), net	353	(528)	(850)
Net income (loss)	61,628	79,751	88,295
Less: Net income (loss) attributable to noncontrolling interest	663	-	-
Net income (loss) attributable to QR Energy, LP	$60,965	$79,751	$88,295
Sales volumes:
Oil (MBbls)	3,823	3,106	2,594
Natural gas (MMcf)	11,497	13,475	15,106
Natural gas liquids (MBbls)	796	743	680
Total (MBoe)	6,535	6,095	5,792
Average Net Sales Volumes (Boe/d)	17,904	16,653	15,868
Average sales price per unit (1):
Oil (per Bbl)	$98.68	$95.52	$97.43
Natural gas (per Mcf)	$3.49	$2.76	$4.35
Natural gas liquids (per Bbl)	$36.96	$46.21	$56.02
Average unit cost per Boe:
Lease operating expense	$21.72	$18.74	$18.07
Production and other taxes	$4.48	$4.25	$4.05
Depreciation, depletion and amortization	$17.63	$17.36	$16.40
General and administrative expenses	$6.41	$6.94	$6.44

(1)	Does not include impact of derivative instruments.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

We recorded net income of $61.6 million during the year ended December 31, 2013 compared to net income of $79.8 million during the year ended December 31, 2012. The decrease was primarily driven by a net decrease in gains on our commodity derivative contracts of $54.3 million resulting in a loss of $1.2 million, offset by a net increase in operating income of $38.6 million resulting in operating income of $108.9 million.

Revenues

	Year ended December 31,
			Increase	Percentage
	2013	2012	(Decrease)	Change
Sales volumes:
Oil (MBbls)	3,823	3,106	717	23%
Natural Gas (MMcf)	11,497	13,475	(1,978)	(15)%
NGL (MBbls)	796	743	53	7%.
Total (MBoe)	6,535	6,095	440	7%

Average sales prices per unit:
Oil (per Bbl)	$98.68	$95.52	$3.16	3%
Natural Gas (per Mcf)	3.49	2.76	0.73	26%
NGL (per Bbl)	36.96	46.21	(9.25)	(20)%
Total (per Boe)	$68.37	$60.41	$7.96	13%

Revenues:
Oil sales	$377,246	$296,684	$80,562	27%
Natural Gas sales	40,134	37,174	2,960	8%
NGL sales	29,421	34,331	(4,910)	(14)%
Disposal, processing and other	8,828	-	8,828	-%
Total oil and natural gas revenue	$455,629	$368,189	$87,440	24%

Total oil and natural gas revenues increased by $78.6 million to $446.8 million due to increased sales volumes and prices. The increase in sales volumes is primarily due to acquisitions in East Texas during the fourth quarter of 2012 and third quarter of 2013 and improved performance at the Jay field following a turnaround to perform routine maintenance during the second quarter of 2013. This increase was partially offset by a decline in gas sales volumes related to natural declines and downtime in certain fields including a pipeline repair in the ArkLaTex region. The increase in overall prices is due to an increase in oil and natural gas prices and the mix of our volumes despite a decline in NGL prices. The increase in disposal, processing and other revenues is mainly attributable to the operations of the ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition. These revenues are related to income generated from salt water disposal in the East Texas Oil Field.

Production Expenses.  Our production expense increased by $30.2 million to $174.1 million mainly due to an increase in lease operating expenses and production and other taxes and attributable to acquisitions in the fourth quarter of 2012 and third quarter of 2013, whose properties carry a higher operating cost per Boe as compared to existing properties. In addition, the increase in lease operating expense is associated with higher volumes for the Jay field and a turnaround for the Jay field in the current period to perform routine maintenance.

Disposal and Related Expenses. The disposal and related expenses of $6.6 million are attributable to the operations of ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.

Depreciation, Depletion and Amortization Expenses.  Our DD&A expenses increased by $9.4 million to  $115.2 million, or $17.63 per Boe due to higher production volumes in 2013 as a result of acquisitions in the fourth quarter of 2012 and third quarter of 2013.

General and Administrative Expenses.  Our general and administrative expenses decreased by $0.4 million to $41.9 million, or $6.41 per Boe.

Effects of Commodity Derivative Contracts.  Our commodity derivative contracts decreased by $54.3 million to a net loss of $1.2 million in the current year from a net gain of $53.1 million in the prior year. Gains and losses on commodity derivative contracts result from changes in the current and future commodity prices as compared to fixed price of our open commodity contracts.

Interest Expense, net. Net interest expense increased by $4.9 million to $48.0 million mainly due to interest expense attributable to the senior notes that were issued in late July 2012 and a higher average outstanding borrowing under our revolving credit facility, partially offset by a decrease in a bridge loan commitment fee incurred during 2012, a decrease in net interest rate derivative losses, and a write-off of deferred loan costs in the third quarter of 2012.

Other income, net.  Other income of $1.6 million is mainly attributable to the gain on our step-up acquisition investment in the ETSWDC in August 2013 in connection with the 2013 East Texas Acquisition.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

We recorded net income of $79.8 million during the year ended December 31, 2012 compared to net income of $88.3 million during the year ended December 31, 2011. The decrease was primarily driven by a decrease in operating income of $21.4 million to $70.3 million, offset by a net increase in gains on our commodity derivative contracts of $5.3 million and a decrease in interest expense of $7.4 million.

s
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

Total oil and natural gas revenues increased by $11.6 million to $368.2 million due to higher volumes despite a decrease in the average sales price in all commodities. The increase in volumes is mainly attributable to increased oil volumes related to the assets acquired in the Prize Acquisition and East Texas Oil Field Acquisition along with increased in the Jay field during the latter part of the year, partially offset by a decrease in natural gas volumes due to ongoing maintenance of wells and the effects of natural declines in the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Production Expenses. Our production expense increased by $11.6 million to $143.9 million mainly due to an increase in lease operating expenses attributable to the Prize Acquisition and the East Texas Oil Field Acquisition completed in 2012.

Depreciation, Depletion and Amortization Expenses. Our DD&A expenses increased by $10.8 million to $105.8 million, or $17.36 per Boe mainly due to increased volumes attributable to the Prize Acquisition completed in 2012.

General and Administrative and Other Expenses. Our general and administrative expenses increased by $5.0 million to $42.3 million, or $6.94 per Boe mainly due to the higher personnel costs associated with increasing our staffing levels to meet our current organizational needs.

Effects of Commodity Derivative Contracts.  Our net gain on commodity derivative contracts increased by $5.2 million to $53.1 million. Gains and losses on commodity derivative contracts result from changes in the current and future commodity prices as compared to fixed price of our open commodity contracts.

Interest Expense, net. Net interest expense decreased by $7.4 million to $43.1 million mainly due to a net decrease in losses on interest rate derivative contracts of $19.2 million related a to a smaller decline in interest rates during 2012 versus 2011, partially offset by an increase in interest expense of $9.6 million related to the Senior Notes issued during late July 2012.

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

Our primary sources of liquidity and capital resources are cash flows generated by operating activities, borrowings under our credit facility, and debt and equity offerings. The capital markets experience volatility from time to time. Our exposure to credit conditions includes our credit facility, debt securities, cash investments and counterparty performance risks. Volatility in the debt markets may increase costs associated with issuing debt instruments due to increased spreads over relevant interest rate benchmarks and affect our ability to access those markets.

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

Crude oil and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have hedged the commodity prices associated with a portion of our expected oil and natural gas volumes through 2017 by entering into derivative financial instruments including fixed for floating oil and natural gas swaps. With these arrangements, we have attempted to mitigate our exposure to commodity price movements with respect to our forecasted volumes for this period. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our current and anticipated production over the next three-to-five year period. As opposed to entering into commodity derivative contracts at predetermined times or on prescribed terms, we intend to enter into commodity derivative contracts in connection with material increases in our estimated reserves and at times when we believe market conditions or other circumstances suggest that it is prudent to do so. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. A significant reduction in commodity prices could reduce our operating margins and cash flow from operations.

As of December 31, 2013, our liquidity of $324.9 million consisted of $13.4 million of cash on hand, which includes $2.7 million that is held by a subsidiary which is not wholly-owned, and $311.5 million of availability under our credit facility after giving consideration to $23.5 million of outstanding letters of credit.  As of December

31, 2013, we had $615.0 million of borrowings outstanding under our credit facility. As of March 2, 2014, we had $678 million of borrowings outstanding and $23.5 million of letters of credit issued resulting in $248.5 million of borrowing availability under our revolving credit facility.

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

As of December 31, 2013, we had a positive working capital balance of $9.5 million.

Credit Facilities

Credit Facility

On December 22, 2010, in connection with our IPO, the Partnership entered into a Credit Agreement along with QRE GP, OLLC as borrower, and a syndicate of banks (the “Credit Agreement”).

As of December 31, 2013, we had a $950 million borrowing base, $615.0 million of borrowings outstanding and $23.5 million of letters of credit issued resulting in $311.5 million of borrowing availability. As of March 2, 2014, we had $678 million of borrowings outstanding and $23.5 million of letters of credit issued resulting in $248.5 million of borrowing availability under our revolving credit facility

Effective January 15, 2013, we entered into the fourth amendment to the Credit Agreement, which increased the borrowing base from $730 million to $900 million and increased the letters of credit commitment from $20 million to $30 million. Effective August 6, 2013, we entered into the fifth amendment to the Credit Agreement, which provides for the exclusion of ETSWDC as a guarantor of our credit facility. On October 15, 2013, our revolving credit facility borrowing base increased to $950 million as a result of our semi-annual borrowing base redetermination. Effective March 2, 2014, we entered into the six amendment to the Credit Agreement, which permits the GP Buyout Transaction.

As of December 31, 2013, the Credit Agreement provides for a five-year, $1.5 billion revolving credit facility maturing on April 20, 2017, with a borrowing base of $950 million. The borrowing base is subject to redetermination on a semi-annual basis as of May 1 and November 1 of each year and is subject to a number of factors including quantities of proved oil and natural gas reserves, the banks’ pricing assumptions, and other various factors unique to each member bank. The borrowing base may also be reduced by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. Borrowings under the Credit Agreement are collateralized by liens on at least 80% of our oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries. Borrowings bear interest at our option of either (i) the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50%, or the one-month adjusted LIBOR plus 1.0%, all of which would be subject to a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum. A hypothetical increase of 100 basis points in the underlying interest rate would increase our annual interest expense by $6.2 million based on our outstanding borrowings as of December 31, 2013.

A future decline in commodity prices could result in a redetermination that lowers our borrowing base in the future and, in such case, we could be required to repay any indebtedness in excess of the borrowing base, or we could be required to pledge other oil and natural gas properties as additional collateral. We do not anticipate having any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the Credit Agreement. Additionally, we anticipate that if, at the time of any distribution, our borrowings equal or exceed the maximum percentage allowed of the then-specified borrowing base, we will not be able to pay distributions to our unitholders in any such quarter without first making the required repayments of indebtedness under the Credit Agreement. Our next semi-annual borrowing base redetermination is scheduled for May 2014.

The Credit Agreement requires us to maintain a total debt to EBITDAX (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all our assets; make certain investments, acquisitions or certain restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and to provide audited financial statements within 90 days and reviewed quarterly financial statements within 45 days after quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of our forecasted production attributable to proved developed producing reserves and (ii) 85% of our forecasted production from total proved reserves for the next two years and 75% of our forecasted production from total proved reserves thereafter, in each case, based upon production estimates in the most recent reserve report. As of December 31, 2013, we were in compliance with all of the Credit Agreement’s financial covenants.

Senior Notes

On July 30, 2012, we and our wholly-owned subsidiary QRE FC, completed a private placement to eligible purchasers of an aggregate principal amount of $300 million of our 9.25% Senior Notes, due 2020 (the “Senior Notes”). The Senior Notes were issued at 98.62% of par with interest payments to be made February 1 and August 1 each year beginning in 2013. We received approximately $291.2 million of cash proceeds, net of the discount and underwriting fees, with total net proceeds of approximately $290.2 million, after $1.0 million of offering costs. We used the net proceeds from the sale of the Senior Notes to repay borrowings outstanding under our credit facility. In 2012, we filed and completed a registration statement with the SEC to allow holders of the Senior Notes to exchange for registered Senior Notes that have substantially identical terms as the Senior Notes. The registration statement was declared effective on September 20, 2012 and the exchange offer was completed on November 7, 2012.We have the option to redeem the notes, in whole or in part, at any time on or after August 1, 2016, at the specified redemption prices together with any accrued and unpaid interest to the date of redemption, except as otherwise described below. Prior to August 1, 2016, we may redeem all or any part of the notes at the “make-whole” redemption price. In addition, prior to August 1, 2015, we may at our option, redeem up to 35% of the aggregate principal amount of the notes at the redemption price with the net proceeds of a public or private equity offering. We may be required to offer to repurchase the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Our and QRE FC’s obligations under the Senior Notes are guaranteed by OLLC. In the future, the guarantees of OLLC and any future guarantors may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation of such guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of our, or any other guarantor’s debt; or (vii) upon merging into, or transferring all of its properties to us or another guarantor and ceasing to exist. Refer to Part II, Item 8. Financial Statements and Supplementary Data – Note 20 – Subsidiary Guarantors for further details of our guarantors.

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

Equity Offerings

On January 14, 2014, we filed an automatic registration statement on Form S-3 with the SEC to register our common units, preferred units and our debt securities, which may be co-issued by QRE FC. The registration statement also registered guarantees of debt securities by OLLC. Refer to Part II, Item 8. Financial Statements and Supplementary Data –Note 22 – Subsequent Events for details.

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

For a description of equity securities that will be and may continue to be issued to the former owners of our general partner in the future, please see Part II, Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities – Deferred Class B Unit Issuances.

Commodity Derivative Contracts

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil and natural gas prices. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on the prices of oil and natural gas and our ability to maintain and increase production through acquisitions and exploitation and development projects.  Refer to Part II, Item 8.  Financial Statements and Supplementary Data – Note 7 – Derivative Activities for further details of our derivative activities.

During the year ended December 31, 2013, we entered into new oil swap contracts and basis swap contracts with settlement dates ranging from 2013 through 2017.  All of the new contracts were entered into with counterparties under our revolving credit facility. Additionally, in the fourth quarter of 2013 we converted WTI swaps to LLS swaps.

The following table summarizes our oil and natural gas derivative notional amounts as of December 31, 2013 for the periods indicated through December 31, 2017.

Commodity	Index	2014	2015	2016	2017
Oil positions:
Swaps
Hedged Volume (Bbls/d)	WTI	6,715	7,356	6,293	5,547
Average price ($/Bbls)		$95.30	$93.74	$90.03	$86.23
Hedged Volume (Bbls/d)	LLS	3,000	-	-	-
Average price ($/Bbls)		$99.62	-	-	-
Basis
Hedged Volume (Bbls/d)	WTS/WTI	2,400	-	-	-
Average price ($/Bbls)		$(2.10)	-	-	-
Collars
Hedged Volume (Bbls/d)	WTI	425	1,025	1,500	-
Average floor price ($/Bbls)		$90.00	$90.00	$80.00	-
Average ceiling price ($/Bbls)		$106.50	$110.00	$102.00	-

Natural gas positions:
Swaps
Hedged Volume (MMBtu/d)	Henry Hub	26,622	7,191	11,350	10,445
Average price ($/MMBtu)		$6.18	$5.34	$4.27	$4.47
Basis Swaps (1)
Hedged Volume (MMBtu/d)	Henry Hub	17,066	14,400	-	-
Average price ($/MMBtu)		$(0.19)	$(0.19)	-	-
Collars
Hedged Volume (MMBtu/d)	Henry Hub	4,966	18,000	630	595
Average floor price ($/MMBtu)		$5.74	$5.00	$4.00	$4.00
Average ceiling price ($/MMBtu)		$7.51	$7.48	$5.55	$6.15
Puts
Hedged Volume (MMBtu/d)	Henry Hub	-	420	11,350	10,445
Average price ($/MMBtu)		-	$4.00	$4.00	$4.00

(1)	Our natural gas basis swaps are used to hedge the differential between Henry Hub and various points.

For more information on the oil and natural gas derivative positions and resulting adjusted prices in place as of December 31, 2013, see Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Derivatives

In an effort to mitigate exposure to changes in market interest rates, we have entered into interest rate swaps that effectively fix the LIBOR component on our outstanding variable rate debt. The changes in the fair value of these instruments are recorded in current earnings.

During the year ended December 31, 2013, we entered into new interest rate swaps with settlement dates through 2016.  All of the new contracts were entered into with various counterparties.

Counterparty Exposure

As of December 31, 2013, our open commodity derivative contracts were in a net asset position. All of our commodity derivative contracts are with major financial institutions. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and we could incur a loss. Although we have the ability to elect to enter into netting agreements with certain of our counterparties, we have properly presented all asset and liability positions without netting.  As of December 31, 2013, all of our counterparties have performed pursuant to their commodity derivative contracts.

The following table presents our commodity derivative asset and liability positions with our counterparties both before and after credit risk adjustments as of December 31, 2013:

	Credit Risk
	Gross	Adjustment	Adjusted
Assets	$90,509	$(893)	$89,616
Liabilities	(7,228)	135	(7,093)
Net	83,281	(758)	82,523

Cash Flows

Cash flows provided (used) by type of activity were as follows for the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$202,145	$227,150	$112,557
Investing activities	(218,195)	(592,279)	(72,143)
Financing activities	(2,426)	379,532	(25,176)

Operating Activities

Our cash flows from operating activities for 2013 decreased by $25.0 million primarily due to changes in working capital attributable to the oil and natural gas properties acquired in 2012 and the third quarter of 2013, an increase in allocated general and administrative expenses we reimbursed to QRM, a decrease in cash settlements on commodity derivatives and an increase in cash interest expense mainly attributable to the Senior Notes issued in July 2012. These decreases were partially offset by higher operating margins due to the oil and natural gas properties acquired in 2012 and the third quarter of 2013. Our cash flows from operating activities for 2012 increased by $114.6 million primarily due to gains on our commodity contracts as compared to losses in 2011 due to the modification of certain oil derivative contracts during 2011.  Also contributing to the increase in operating cash flow during 2012 was the management of our working capital.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. As a result, cash flows from investing activities usually result in a net usage of cash for the periods presented.

Our cash flows used in investing activities for 2013 decreased by $374.1 million primarily due to lower purchase price for oil and gas acquisitions and lower capital spending during the year. Our cash flows used in investing activities for 2012 increased by of $520.1 million primarily due to higher purchase price for oil and gas acquisitions and higher capital spending attributable to our drilling activities during 2012.

Financing Activities

Our cash flows used in financing activities for 2013 decreased by $382.0 million primarily due to the issuance of the Senior Notes in July 2012 and the equity offerings in April and December 2012. Our cash flows from financing activities for 2012 increased by $404.7 million primarily due to the issuance of the Senior Notes in July 2012 and the equity offerings in April and December 2012.  These increases were partially offset by net repayments of debt and an increase in distributions to unitholders.

Capital Requirements and Distributions

Capital Requirements

Growth capital expenditures are capital expenditures that are expected to increase our production and the size of our asset base. The primary purpose of growth capital is to acquire producing assets that will increase our distributions per unit and secondarily increase the rate of development of and production from our existing properties in a manner which is expected to be accretive to our unitholders. We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisitions of oil and natural gas properties in 2014 through a combination of cash, borrowings under our credit facility and the issuance of debt and equity securities. Growth capital expenditures on existing properties may include projects on our existing asset base, like horizontal re-entry programs that increase the rate of production and provide new areas of future reserve growth. Although we closed acquisitions in 2013, as discussed in Part II, Item 8. Financial Statements and Supplementary Data – Note 4– Acquisitions,  we cannot estimate further growth capital expenditures related to acquisitions, including potential acquisitions of producing properties from the Fund, as we cannot be certain that we will be able to identify attractive properties or, if identified, that we will be able to negotiate acceptable purchase contracts. Maintenance capital expenditures are capital expenditures that we expect to make on an ongoing basis to maintain our production and asset base. The primary purpose of maintenance capital is to maintain our production and asset base at a steady level over the long-term in order to maintain our distributions per unit.

During the year ended December 31, 2013, we expended $98.5 million of capital expenditures, of which we estimated $69 million to be maintenance capital expenditures. We currently expect 2014 total capital spending for growth and maintenance of our oil and natural gas properties to be approximately $101.6 million. For 2014, we have estimated our maintenance capital expenditures to be approximately $72.0 million.

The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside of our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews. Based on our current oil and natural gas price expectations, we anticipate that our cash flow from operations and available borrowing capacity under our credit facility will exceed our planned capital expenditures and other cash requirements for 2014. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production. There can be no assurance that our operations and other capital resources will provide cash in amounts that are sufficient to maintain our planned levels of capital expenditures.

Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations above maintenance capital expenditures. As a result, we expect that we will rely upon external financing sources, including debt and common unit issuances, to finance any significant acquisition of oil and natural gas properties in 2014.

Distributions

Our partnership agreement, as amended, requires that within 45 days after the end of each quarter, or, in our general partner’s sole discretion, in three equal installments within 15, 45, and 75 days following the end of each quarter, we distribute all of our available cash to preferred unitholders, in arrears, and common unitholders of record on the applicable record date, as determined by QRE GP.

Commencing with respect to the fourth quarter of 2013, we distribute available cash to common unitholders on a monthly basis. We intend to continue to make regular cash distributions to unitholders on a monthly or quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our credit facility prohibits us from making cash distributions if any potential default or event of default, as defined in our credit facility, occurs or would result from the cash distribution.

In December 2013, the Board of Directors approved the first monthly distribution of $0.1625 per unit with respect to the fourth quarter of 2013 which was paid in January 2014 to the unitholders of record as of January 13, 2014. This distribution was recorded in the fourth quarter 2013.

In January 2014, the Board of Directors approved the second monthly distribution of $0.1625 per unit with respect to the fourth quarter of 2013 which was paid in February 2014 to the unitholders of record as of February 10, 2014.

In February 2014, the Board of Directors’ approved the third monthly distribution of $0.1625 per unit with respect to the fourth quarter of 2013 which will be paid in March 2014 to the unitholders of record as of March 10, 2014.  The third monthly distribution, with the first and second monthly distributions, will aggregate to a total distribution of $0.4875 per unit with respect to the fourth quarter 2013.

On February 22, 2013, our general partner elected to convert the full 80% of the fourth quarter 2012 management incentive fee to which it was entitled and, on March 4, 2013, received 6,133,558 Class B units, which are immediately convertible into common units at the election of our general partner.  The general partner was eligible to receive a distribution on the Class B units related to the fourth quarter 2012 and will be eligible for future distributions.

On March 2, 2014, we completed the GP Buyout Transaction.  For a description of the Class B units that will be and may continue to be issued to the former owners of our general partner in the future, please see Part II, Item 5.  Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities –Deferred Class B Unit Issuances.

On October 3, 2011, we issued 16,666,667 Class C preferred units to the Fund as payment for the October 2011 Transferred Properties. These units receive annualized distributions of $0.84 per Preferred Unit beginning with the cash distribution for the fourth quarter of 2011 paid in February 2012. The annual distribution payable to preferred unitholders will approximate $14.0 million. Beginning on January 1, 2015, distributions on Preferred Units will be the greater of $0.475 per unit or the distribution payable on the Common Units with respect to such quarter.

Contractual Obligations

In the table below, we set forth our contractual cash obligations as of December 31, 2013. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
					After 5
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Years
Total principal debt (1)	$915,000	$-	$615,000	$-	$300,000
Estimated interest payments (2)	254,840	49,072	134,080	55,500	16,188
Asset retirement obligations (3)	155,321	4,310	4,582	5,467	140,962
Total	$1,325,161	$53,382	$753,662	$60,967	$457,150

(1)	Total balance of our senior secured credit facility will mature in April 2017 and our Senior Notes will mature in 2020.

(2)

Amounts represent the expected cash payments for interest based on the debt outstanding under our credit facility, unused portion of our credit facility, letters of credit issued under our credit facility and the Senior Notes as of December 31, 2013. Rates used to calculate these estimated payments ranged from 2.24% to 3.50% on the unhedged portion of debt outstanding under the credit facility, 3.75% weighted average interest rate on the hedged portion of debt outstanding under the credit facility, a 0.5% commitment fee on the $311.5 million unused portion of the credit facility, 2.0% on the letter of credit outstanding and 9.25% on the Senior Notes.

(3)	Present value of obligations at December 31, 2013.

Off–Balance Sheet Arrangements

As of December 31, 2013, we had no off–balance sheet arrangements.

Pensions and Post-Retirement Benefits

For discussion of pension and post-retirement benefits, see Part II, Item 8. Financial Statements and Supplementary Data – Note 9 – Pensions and Postretirement Benefits.

Environmental Commitments

For discussion of environmental contingencies, see Part II, Item 8. Financial Statements and Supplementary Data – Note 11 – Commitments and Contingencies.

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

Interest Rate Risk

As of December 31, 2013, we had debt outstanding under our revolving credit facility of $615 million. Our hedging policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. We are exposed to market risk on our open contracts, to the extent of changes in LIBOR. However, the market risk exposure on these contracts is generally offset by the increase or decrease in our interest expense. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the contracts. For additional information please refer to Part II, Item 8. Financial Statements and Supplementary Data – Note 7 – Derivative Activities.

Counterparty and Customer Credit Risk

Joint interest receivables arise from entities which own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. See Part I, Item 1. Business for further detail about our significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our oil and natural gas derivative contracts expose us to credit risk in the event of nonperformance by counterparties. As of December 31, 2013, our open commodity derivative contracts were in a net asset position with a fair value of $72.1 million.  Should one of the counterparties to our commodity derivative contracts not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and we could incur a losses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our Chief Executive Officer, our principal executive officer and Chief Financial Officer,  our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of the evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (1992)”.  As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2013 based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Through a purchase business combination, we acquired a controlling interest in ETSWDC in connection with the 2013 East Texas Acquisition on August 6, 2013. We excluded this non-wholly owned subsidiary from the scope of our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. ETSWDC total assets and total revenues represent 2.2% and 2.2%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our general partner is not elected by our unitholders and will not be subject to re–election on a regular basis in the future.  Prior to the GP Buyout Transaction, unitholders were not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation.  Following the GP Buyout Transaction, our general partner is owned by us and we anticipate that unitholders will begin electing the directors of our general partner in June 2015.

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

Directors and Executive Officers

The following table sets forth certain information regarding the current directors and executive officers of our general partner. There are no family relationships among any of the current directors and executive officers of our general partner. The directors of our general partner serve at the discretion of the owners of our general partner. The officers of our general partner serve at the discretion of the board of directors.

Name	Age	Position with our General Partner
Alan L. Smith	51	Chief Executive Officer and Director
John H. Campbell, Jr.	56	President, Chief Operating Officer and Director
Cedric W. Burgher	53	Chief Financial Officer
Mark P. Castiglione	42	Sr. Vice President, Business Development
Patrick Wagner	49	Sr. Vice President, Western Business Unit
Paul W. Geiger, III	42	Sr. Vice President, Eastern Business Unit
Gregory S. Roden	55	Sr. Vice President, Secretary and General Counsel
Toby R. Neugebauer	43	Director
Donald E. Powell (1)	72	Director
Stephen A. Thorington (2)	58	Director
S. Wil VanLoh, Jr.	43	Director
Richard K. Hebert (3)	62	Director
Donald D. Wolf	70	Chairman of the Board

(1)	Chairman of the conflicts committee and member of the audit committee and the compensation committee.

(2)	Chairman of the audit committee and member of the conflicts committee and the compensation committee.

(3)	Chairman of the compensation committee and member of the audit committee and the conflicts committee.

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

Alan L. Smith is the Chief Executive Officer and a member of the board of directors of our general partner. Mr. Smith also serves as a Venture Partner and is a member of the Investment Committee with Quantum Energy Partners. Prior to becoming the Chief Executive Officer of Quantum Resources Management in 2009, Mr. Smith served as a Managing Director with Quantum Energy Partners and as Chairman of Chalker Energy Partners II, LLC, both beginning in 2006. From 2003 until 2006, Mr. Smith served as the President and CEO of Chalker Energy Partners I, LLC, a private oil and natural gas exploration and production company he co-founded, which was funded by Quantum Energy Partners. From 2001 until 2003, Mr. Smith served as the Vice President of Business Development at Ocean Energy, Inc. and from 1999 to 2001 he was the Asset Manager for an onshore business unit at Ocean Energy. Prior to 1999, Mr. Smith served in positions of increasing responsibility at XPLOR Energy, Inc., Ryder Scott Company, Burlington Resources and Vastar Resources/ARCO Oil and Gas Company. From June 2006 to June 2007, Mr. Smith served on the board of directors of Linn Energy, LLC. Mr. Smith currently serves on the board of QA Global GP, LLC, the entity controlling the Fund. He also has been a board member of certain entities of Chalker Energy Partners since 2003, and was a board member of Vantage Energy, LLC from 2006 to 2011.  He serves as a board member for the Southeastern Region Independent Petroleum Association of America (“IPAA”), an advisory board member of the A&D Watch, a Hart’s publication, and also serves in an advisory capacity to the Texas Tech Department of Petroleum Engineering. Mr. Smith is also a member of the Gulf States chapter of the Young Presidents’ Organization.  We believe that Mr. Smith’s extensive experience in the energy industry and his relationships with Quantum Resources Management and Quantum Energy Partners, particularly his service as the Chief Executive Officer of Quantum Resources Management, bring important experience and skill to the board of directors.

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

Cedric W. Burgher has been the Chief Financial Officer of our general partner since its inception in 2010.  Mr. Burgher formerly served as a Managing Director of Quantum Energy Partners from May 2008 to October 2010.  Since 2009, Mr. Burgher has served as a director of Quantum Energy Partners' portfolio company, Chalker Energy Partners II and III, LLC.  Prior to joining Quantum, Mr. Burgher served as the Chief Financial Officer of KBR, Inc., a global engineering, construction and services company, from 2005 until 2008.  Prior to KBR, Mr. Burgher served as the Chief Financial Officer of Burger King Corporation, and prior to that he held management positions with Halliburton Company, Enron, EOG Resources and Baker Hughes following several years in the banking industry.  Mr. Burgher is a Chartered Financial Analyst (CFA).

Mark Castiglione is Senior Vice President, Business Development for QR Energy.  Mr. Castiglione also serves as Senior Vice President, Business Development for Quantum Resources Management.  He is responsible for leading the company's business development, acquisition and divestiture efforts.  Prior to joining Quantum in early 2010, Mark was the Vice President of Acquisitions & Divestitures for El Paso Corporation from November 2009 to February 2010.  He served as Vice President – Business Development for El Paso Exploration & Production from June 2008 to October 2009 and as Director – Business Development from March 2007 to June 2008.  Mark's background includes oil and gas experience in business development, corporate finance, asset management and engineering.  His positions prior to El Paso include Group Lead of the Deep Bossier Development for EnCana Oil & Gas (USA) Inc. and Manager of Worldwide Acquisitions & Divestitures for Burlington Resources.  Mark also previously held positions in the investment banking group of Simmons & Company International and Enron Corporation. He began his career as reservoir engineer for Burlington Resources in the San Juan Basin.  Mark serves on the advisory board of the department of Petroleum Engineering at Texas Tech University.

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

Gregory S. Roden is the Senior Vice President and General Counsel of our general partner. Since 2009, Mr. Roden has served as Vice President and General Counsel of Quantum Resources Management. From 2005 to 2009, Mr. Roden was Senior Counsel for Devon Energy supporting their Southern and Gulf of Mexico Divisions. From 2003 to 2005, Mr. Roden worked for BP on various LNG regasification projects in the U.S. and in support of BP’s products trading floor. Mr. Roden served as Ocean Energy’s Assistant General Counsel for Onshore Domestic Operations from 2000 to 2003. Mr. Roden commenced his legal practice in 1992 as an oil and natural gas attorney specializing in acquisitions and divestitures with Akin, Gump, Strauss, Hauer and Feld, LLP. Prior to becoming an attorney, Mr. Roden worked from 1980 to 1989 for Exxon Company USA as an engineer in various natural gas production, processing, marketing and management positions.

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

Donald E. Powell serves on the board of directors of our general partner. Mr. Powell is chairman of the conflicts committee and a member of the audit committee and compensation committee. He served as a member of the board of directors of Bank of America Corporation since 2009 to 2013 and a member of the board of directors of Stone Energy Corporation since 2008. Mr. Powell served as the Federal Coordinator of Gulf Coast Rebuilding from 2005 until 2008. Prior to 2005, Mr. Powell was the 18th Chairman of the Federal Deposit Insurance Corporation, where he served from 2001 until 2005.  Mr. Powell served on the Board of Regents of Texas A&M University System from 1995 to 2001 (served as chairman for four years). Mr. Powell previously served as President and Chief Executive Officer of the First National Bank of Amarillo, where he started his banking career in 1971.  He was awarded the Presidential Citizens Medal by President George W. Bush in 2008.  Mr. Powell was selected to serve as a director because of his vast financial experience, which brings a unique and valuable experience to the audit committee, conflicts committee, compensation committee and board of directors.

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

S. Wil VanLoh, Jr. is a member of the board of directors of our general partner. Mr. VanLoh is the President and Chief Executive Officer of Quantum Energy Partners, which he co-founded in 1998. Quantum Energy Partners manages a family of energy-focused private equity funds, with more than $5.7 billion of capital under management. Mr. VanLoh is responsible for the leadership and overall management of the firm. Additionally, he leads the firm’s investment strategy and capital allocation process, working closely with the investment team to ensure its appropriate implementation and execution. He oversees all investment activities, including origination, due diligence, transaction structuring and execution, portfolio company monitoring and support and transaction exits. Prior to co-founding Quantum Energy Partners, Mr. VanLoh co-founded Windrock Capital, Ltd., an energy investment banking firm specializing in providing merger, acquisition and divestiture advice to and raising private equity for energy companies. Prior to co-founding Windrock in 1994, Mr. VanLoh worked in the energy investment banking groups of Kidder, Peabody & Co. and NationsBank. Mr. VanLoh currently serves on the boards of a number of portfolio companies of Quantum Energy Partners, all of which are private energy companies. Mr. VanLoh also serves on the board of QA Global GP, LLC, which is the entity controlling the Fund. Mr. VanLoh served on the board of directors of the general partner of Legacy Reserves LP from its founding to August 1, 2007 and was also involved in the founding of Linn Energy, LLC. We believe that Mr. VanLoh’s extensive experience, both from investing in the energy industry over the past fifteen years and serving as director for numerous private energy companies, brings important and valuable skills to the board of directors.

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

Donald D. Wolf serves as the Chairman of the board of directors of our general partner. Previously, Mr. Wolf served as the Chief Executive Officer of Quantum Resources Management from 2006 until 2009 and he continues to serve as the Chief Executive Officer of the general partner of the Fund. Prior to serving as the Chief Executive Officer of Quantum Resources Management, Mr. Wolf served as President and Chief Executive Officer of Aspect Energy, LLC, from 2004 until 2006. Prior to joining Aspect, Mr. Wolf served as Chairman and Chief Executive Officer of Westport Resources Corporation from 1996 to 2004. Mr. Wolf has also served as President and Chief Operating Officer of United Meridian Corporation from 1994 to 1996; President and Chief Executive Officer of General Atlantic Resources, Inc. from 1981 to 1993; and Co-Founder and President of Terra Marine Energy Company from 1977 to 1981. He began his career in 1965 with Sun Oil Company in Calgary, Alberta, Canada, working in operations and land management. Following Sun Oil Company, he assumed land management positions with Bow Valley Exploration, Tesoro Petroleum Corp. and Southland Royalty Company from 1971 through 1977. Mr. Wolf currently serves as a director of MarkWest Energy Partners, L.P., Enduring Resources, LLC, Laredo Petroleum, LLC, and Aspect Energy, LLC. Mr. Wolf also serves on the board of QA Global GP, LLC, the entity controlling the Fund. Mr. Wolf is a former director of the Independent Petroleum Association of Mountain States.  We believe that Mr. Wolf’s extensive experience in the energy industry, most notably in serving as Chief Executive Officer of Westport Resources Corporation for eight years, bring substantial experience and leadership skill to the board of directors.

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

Meetings and Other Information

During 2013, the board of directors held six regularly scheduled and special meetings, the audit committee held eight meetings, the conflicts committee held nine meetings and the compensation committee held four meetings.  None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of our general partner, we believe that during the year ended December 31, 2013 the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Under the Services Agreement, through December 31, 2012, Quantum Resources Management was entitled to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA generated by us during the preceding quarter, calculated prior to the payment of the fee. After December 31, 2012, in lieu of the quarterly administrative services fee, our general partner reimbursed Quantum Resources Management, on a quarterly basis, for the allocable expenses it incurs in its performance under the Services Agreement and we reimbursed our general partner for such payments to Quantum Resources Management. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated by Quantum Resources Management to its affiliates. Quantum Resources Management has substantial discretion to determine in good faith which expenses to incur on our behalf and what portion to allocate to us. Until otherwise determined by our general partner, compensation paid to persons who perform services for us, other than officers solely devoted to the Partnership who will have their compensation allocated directly to the Partnership, are allocated based on the percentage of their total time spent on services performed on behalf of the Partnership.  Other general and administrative expenses spent directly on behalf the Partnership will be allocated completely to the Partnership and general and administrative expenses spent indirectly on behalf of the Partnership will be allocated to the Partnership using a ratio determined using equal components of the percent of the Partnership’s production, well count and capital budget as each of these components compare to the production, well count and capital budgets of the Fund and any future fund that QRM may provide services for.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our operations and activities are managed by our general partner.  However, neither we nor our general partner directly employ any of the persons responsible for managing our business.  Rather, our general partner’s executive officers are employed by Quantum Resources Management (“QRM,” our affiliate), subject to reimbursement by our general partner as follows.  Beginning on January 1, 2013, QRM became entitled to a quarterly reimbursement of general and administrative charges based on the allocation of charges between the Fund and us based on the estimated use of such services by each party. The fee included direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics.  The figures reported in the Summary Compensation Table below reflect the portion of the compensation expense accrued by us for the named executive officers’ services, calculated using the quarterly reimbursement of general and administrative charges.  Note, however, that the amount of money paid to Quantum Resources Management by our general partner, and then in turn by us, in reimbursement for compensation expenses in 2012 and 2011 is capped at the amount of total administrative service fee under the Services Agreement for the years ended December 31, 2011 and 2012. The figures reported in the Summary Compensation Table below reflect the portion of the compensation expense accrued by us for the named executive officers’ services prior to application of the cap on our reimbursement obligation. As such, the amounts reported in the Summary Compensation Table may reflect larger figures than the cost actually incurred by us for the named executive officers’ services. Please read Part III, Item 13. Certain Relationships and Related Party Transactions – Ownership in Our General Partner by the Management of the Fund – Services Agreement for more information on the Services Agreement.

We commenced our business operations at the time of our initial public offering on December 22, 2010.   Other than for Messrs. Smith and Burgher, for whom our general partners’ board of directors made compensation decisions, our general partner’s board of directors does not have responsibility and authority for compensation-related decisions for our named executive officers in respect of their service to us, other than with respect to equity compensation awards. Quantum Resources Management has general responsibility and authority for compensation-related decisions for our named executive officers in respect of their service to us, the Fund and other entities. Because it is a private company, Quantum Resources Management has not historically had any formal compensation policies or practices.  Rather, all compensation decisions, including those for our named executive officers, have been made at the discretion of the individuals who control Quantum Resources Management, including Donald D. Wolf, Toby R. Neugebauer and S. Wil VanLoh, Jr., all of whom are directors of our general partner.

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

2013  Named Executive Officers

This compensation discussion and analysis, or CD&A, provides general information about the compensation paid to our Chief Executive Officer, Chief Financial Officer, and the three most highly compensated executive officers of our general partner (other than our Chief Executive Officer and Chief Financial Officer), identified in the following table, who we refer to in this CD&A and the tables that follow as our “named executive officers.” The four Sr. Vice Presidents, Mark Castiglione, Paul W. Geiger, III, Patrick Wagner and Gregory Roden are compensated at very similar levels and Company has determined to include each of them as named executive officers.

Name	Principal Position
Alan L. Smith	Chief Executive Officer
Cedric W. Burgher	Chief Financial Officer
Mark Castiglione	Sr. Vice President, Business Development
Paul W. Geiger, III	Sr. Vice President, Eastern Business Unit
Patrick Wagner	Sr. Vice President, Western Business Unit
Gregory S. Roden	Sr. Vice President, Secretary and General Counsel

Compensation Decisions for Fiscal 2013

In 2013, decisions regarding the compensation paid to Messer’s Smith and Burgher were generally made by our general partner’s board of directors. Mr. Burgher’s services during 2013 were performed exclusively for the partnership.

Messrs. Castiglione, Geiger, Wagner and Roden performed services both for us and the Fund during 2013.  Quantum Resources Management had the responsibility and authority for compensation-related decisions (including base salary and cash bonus) for Messrs. Castiglione, Geiger, Wagner and Roden during fiscal 2013; however, our general partner’s board of directors made decisions regarding their 2013 awards granted to them under our general partner’s long-term incentive plan (the “LTIP”), described below.  Our general partner reimbursed Quantum Resources Management for a portion of the base salary for each of Messrs. Castiglione (whose salary is currently set at $300,000 per year), Geiger (currently $300,000), Wagner (currently $300,000), and Roden (currently $300,025), cash bonus, and the cost of their benefits.

Finally, Mr. Smith also performed services for both us and the Fund during 2013.  Quantum Resources Management had the responsibility and authority to set the base salary and benefits for Mr. Smith related to the services performed for us, our general partner’s board of directors after review of the recommendation of our compensation committee had the authority to make grants under our general partner’s LTIP to Mr. Smith for services performed for us, and Mr. Smith’s compensation for services performed for the Fund was determined and paid by the sponsors of the Fund.  Mr. Smith’s salary was set prior to 2013 at a level that allows him to be eligible to receive benefits under the Quantum Resources Management plans (for example, health and dental insurance plans).  Mr. Smith does not receive annual cash bonuses for the services he provides to us, because his primary cash compensation is set and paid by the sponsors of the Fund.  Mr. Smith received grants under our general partner’s LTIP in 2013 (the material terms of which are described in more detail below) in lieu of a higher base salary for the services provided to us.  Our general partner’s board of directors after review of the recommendation of our compensation committee elected to grant restricted units to Mr. Smith rather than increase his base salary, because restricted units have a stronger retentive benefit. Seventy-five percent of the restricted units provided to Mr. Smith are performance based units subject to adjustment on the third anniversary of the grant, i.e. an increase (up to 225% of such performance based units) or decrease (to 0% of such performance based units) based on a combination of QRE’s total unit performance and unit performance relative to certain of QRE’s peers.

Annual Cash Bonus

We include a discretionary annual cash bonus as part of our compensation program because we believe this element of compensation helps to motivate management to achieve key operational objectives by rewarding the achievement of these objectives.  The annual cash bonus also allows us to be competitive from a total remuneration standpoint.  For 2013 performance, our Chief Executive Officer made recommendations to our compensation committee which, after review, made its recommendation to our general partner’s board of directors regarding the level of annual bonus he felt appropriate for Mr. Burgher, for services provided during 2013.  Our general partner’s board of directors reviewed the recommendations made by our Chief Executive Officer and approved cash bonuses awarded to Mr. Burgher, in the amounts enumerated below.

The board of directors generally targets between 50% and 75% of base salary for performance deemed by our board of directors to be good and exceptional, respectively, with the possibility of no bonus for poor performance and higher for exceptional corporate or individual performance.   When determining the amounts of the cash bonuses awarded for 2013, the general partner’s board of directors took into account our Chief Executive Officer’s recommendations as well as its belief that our executives’ efforts directly affected our success in 2013, in particular, by contributing to our achievement for the following milestones:

•	Maintained quarterly distributions at $0.4875/unit;

•

Successfully completed an acquisition of oil and gas assets in East Texas from a private seller for $107.8 million cash, subject to customary closing price adjustments, and closed on various additional small oil and gas acquisitions in East Texas with an aggregate purchase price of $22.6 million in cash.

•	Achieved reasonable strong operating performance within production guidance and maintained strong liquidity; and

•	Increased proved reserves to 109.1 million barrels of oil equivalent, up 10% from 2012.

For 2013 performance, Mr. Burgher was awarded a cash bonus of $225,905 paid by Quantum Resources Management that is reimbursable by our general partner under the Services Agreement.

For 2013 performance, Mr. Castiglione was awarded a cash bonus of $229,688 of which $184,838 reflects the portion of the cash paid by Quantum Resources Management that is reimbursable by our general partner under the Services Agreement.

For 2013 performance, Mr. Geiger was awarded a cash bonus of $229,688 of which $184,838 reflects the portion of the cash paid by Quantum Resources Management that is reimbursable by our general partner under the Services Agreement.

For 2013 performance, Mr. Wagner was awarded a cash bonus of $229,688 of which $184,838 reflects the portion of the cash paid by Quantum Resources Management that is reimbursable by our general partner under the Services Agreement.

For 2013 performance, Mr. Roden was awarded a cash bonus of $229,688 of which $184,838 reflects the portion of the cash paid by Quantum Resources Management that is reimbursable by our general partner under the Services Agreement.

Mr. Smith will not receive a bonus for the 2013 year.  With respect to his services to us, Mr. Smith agreed to receive only a minimum salary for benefits eligibility and his LTIP awards for the 2013 year.

Compensation Consultant

To assist us in evaluating our compensation program for 2013, our general partner’s board of directors retained Pearl Meyer & Partners, a compensation consulting firm, on our behalf, to review our proposed compensation programs designed to provide long term retention incentives to our named executive officers and those professional employees of Quantum Resources Management that provide services to us pursuant to the Services Agreement.  This information was used by us to obtain a general sense of the market levels of compensation paid by other companies in our industry and to establish compensation programs and awards that most effectively incentivize our executives to achieve our longer-term goals and can also be used as a tool to promote retention of our key employees.

Long-Term Incentive Plan Awards

Awards were granted to our named executive officers under the LTIP to promote achievement of our long term strategic objectives and enhance retention. The LTIP allows for the grant of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards.  As of December 31, 2013, there were 469,426 common units that remain available for issuance under the LTIP.

In 2013, our general partner granted time-based and performance-based restricted units under the LTIP that are designed to balance the partnership’s need to retain critical leadership and encourage the delivery of long-term value to our unitholders.  The division between time-based and performance-based awards was determined based on their respective levels of authority and responsibility. The portion of each of our named executive officers’ 2013 LTIP awards that was granted as performance-based restricted units rather than time-based units is shown below:

Portion of 2013 LTIP Award
Granted as Performance-Based
Named Executive Officer	Restricted Units
Alan L. Smith	75%
Cedric W. Burgher	50%
Mark Castiglione	25%
Paul W. Geiger, III	25%
Patrick Wagner	25%
Gregory S. Roden	25%

All time-based restricted units will vest in three equal installments over a three year period, generally subject to the executive’s continued employment.    All performance-based restricted units cliff vest at the end of a three-year performance period.  The number of units that could be earned under each performance-based restricted unit award is determined according to a payout percentage that ranges from 0% to 225% of the number of performance-based restricted units granted based on a combination of the growth in our unit price during the performance period and our relative total unitholder return as compared to a selected peer group.  For performance-based restricted units granted in 2013, the relevant peer group was comprised of 9 of our peer master limited partnerships:  LRR Energy, L.P., Memorial Production Partners LP, Breitburn Energy L.P., EV Energy Partners LP, Mid-Con Energy Partners, LP, Legacy Reserves, LP, Vanguard Natural Resources, LLC, Linn Energy, LLC, and Atlas Resource Partners, L.P.  This peer group was selected based on upstream oil and gas master limited partnerships.  The 2013 awards will pay out, if at all, based upon where we fall within our peer group over the full three year performance period for the award.  There is not an established “threshold” level of performance required for payout for the 2013 awards, but “target” levels of awards would be settled if we fall within the 55% percentile of our peers and the “maximum” amounts would be paid only if we are number one among our peers in relative total unitholder return and have obtained a 30% unit price growth at the end of the three year performance period. Awards granted to individual named executive officers during 2013 are described in the table titled “Outstanding Equity Awards at Fiscal Year-End” and accompanying footnotes set forth later in this Section.

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

Other Benefits

We do not maintain any retirement or health and welfare plans.  Quantum Resources Management does not maintain a defined benefit or pension plan for our named executive officers because it believes such plans primarily reward longevity rather than performance. Quantum Resources Management provides a basic benefits package to all of its employees that includes participation in a 401(k) plan and health, disability and life insurance. Employees that provide services to us pursuant to the Services Agreement, including our named executive officers, are entitled to the same basic benefits.  In 2013, the Quantum Resources Management dollar-for-dollar matching contribution under the 401(k) plan was converted to a safe harbor dollar-for-dollar matching contribution on the first 3% of eligible compensation and a 50% company match on the next 2% of eligible compensation contributed to the plan, subject to the applicable contribution limits set forth in the Internal Revenue Code.  An additional discretionary employer contribution may also be made under the 401(k) plan on behalf of eligible employees who meet certain conditions and subject to certain limitations under applicable law; however, no such additional contributions were made during 2013.  Quantum Resources Management does not provide any perquisites or other personal benefits with a total value in excess of $10,000 to any of its named executive officers.

Compensation Committee Report

The compensation committee of the board of directors of our general partner has reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of our general partner, and based on such review and discussion, has recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Members of the Compensation Committee are Richard K. Hebert, Chairman, Donald E. Powell and Stephen A. Thorington.

Compensation Expectations for 2014

In fiscal 2014, Mr. Burgher will continue to devote all of his time to our business.  As a result, the board of directors of our general partner will have sole responsibility and authority taking into consideration recommendations made by our compensation committee for compensation-related decisions relating to Mr. Burgher for those services.  Additionally, our general partner will reimburse Quantum Resources Management for the full amount of Mr. Burgher’s base salary, bonus and benefit cost and we, in turn, will reimburse our general partner for those payments.

We expect that the compensation of our named executive officers for fiscal 2014 will include a significant incentive compensation component based on our performance; however, as of the date of our annual report, no incentive compensation arrangement has been developed.  We expect to employ a compensation philosophy that will emphasize pay-for-performance, which will be based on a combination of our partnership’s performance and our named executive officers’ impact on our partnership’s performance.  The performance metrics governing incentive compensation will not be tied in any way to the performance of entities other than our partnership (such as Quantum Resources Management, the Fund, Quantum Energy Partners, or any of our other affiliates).  We believe this pay-for-performance approach generally aligns the interests of our named executive officers with those of our unitholders and at the same time enables us to maintain a lower level of base overhead in the event our operating and financial performance fails to meet expectations.

Tax Deductibility of Compensation

With respect to the deduction limitations imposed under Section 162(m) of the Internal Revenue Code, we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m).  Accordingly, such limitations do not apply to compensation paid to our named executive officers.

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our named executive officers for the fiscal year ended December 31, 2013.   Compensation expense was allocated between us and the Fund based on the estimated use of expended employee time and other indirect expenses based on multiple operating metrics. The amount of money paid to Quantum Resources Management by the general partner, and then in turn by us in reimbursement for compensation expenses in 2012 and 2011 is capped at the amount of the total administrative services fee under the Services Agreement for the years ended December 31, 2012 and 2011.  The figures reported in the Summary Compensation Table below reflect the portion of the compensation expense accrued by us for the named executive officers’ services.  As such, the amounts reported in the Summary Compensation Table may reflect larger figures than the cost actually incurred by us for the named executive officers’ services.  Please read Part III, Item 13. Certain Relationships and Related Party Transactions  – Ownership in Our General Partner by the Management of the Fund – Services Agreement for more information on the Services Agreement.

Name	Year	Salary (1)	Bonus (2)	Stock Awards (3)	All Other Compensation (4)	Total Compensation
Alan L. Smith	2013	$38,500	$-	$667,922	$14,477	$720,899
Chief Executive Officer	2012	$42,740	$-	$602,762	$16,676	$662,178
	2011	$34,732	$-	$200,006	$8,105	$242,843
Cedric W. Burgher	2013	$302,500	$225,905	$973,258	$37,991	$1,539,654
Chief Financial Officer	2012	$275,000	$192,500	$703,032	$27,773	$1,198,305
	2011	$275,000	$236,514	$-	$18,888	$530,402
Mark Castiglione	2013	$231,000	$184,838	$269,026	$32,255	$717,119
Sr. Vice President, Business	2012	$238,632	$179,510	$270,223	$33,708	$722,073
Development	2011	$232,200	$174,150	$107,991	$18,218	$532,559
Paul W. Geiger, III	2013	$231,000	$184,838	$269,026	$35,657	$720,521
Sr. Vice President , Eastern	2012	$238,632	$179,510	$395,225	$31,066	$844,433
Business Unit	2011	$215,000	$161,250	$-	$27,797	$404,047
Patrick Wagner	2013	$231,000	$184,838	$269,026	$22,331	$707,195
Sr. Vice President , Western	2012	$238,632	$179,510	$270,223	$24,794	$713,159
Business Unit	2011	$-	$-	$-	$-	$-
Gregory S. Roden	2013	$231,019	$184,838	$289,031	$27,523	$732,411
Sr. Vice President, Secretary	2012	$235,070	$176,305	$395,225	$36,235	$842,835
and General Counsel	2011	$173,658	$161,250	$-	$16,533	$351,441

(1)

For all named executive officers other than Mr. Burgher, the figures in this column reflect the portion of the base salaries paid by Quantum Resources Management to those of our named executive officers referenced above that is reimbursable by our general partner under the Services Agreement.

(2)

For Messrs. Roden, Geiger, Wagner and Castiglione, the figures in this column reflect the portion of the annual cash bonus paid by Quantum Resources Management that is reimbursable by our general partner, and in turn by us, under the Services Agreement. For Mr. Burgher, in 2011, the figure in this column represents the portion of his annual cash bonus paid by Quantum Resources Management and reimbursed by our general partner.

(3)

Reflects the aggregate grant date fair value of time-based vesting restricted unit awards granted under the LTIP calculated by multiplying the number of restricted units granted to each executive by the grant date fair value on date of grant ($18.00 with respect to the grant of 13,889 restricted unit awards made to Mr. Smith on April 22, 2013, $18.00 with respect to grants of 34,722, 13,542, 12,605, 12,605, and 12,605 restricted unit awards made to Messrs. Burgher, Roden, Geiger, Castiglione, and Wagner on April 22, 2013, respectively, $18.19 with respect to grants of 27,055, 19,340, 19,340, 12,468 and 12,468 restricted unit awards made to Messrs. Burgher, Roden, Geiger, Castiglione, and Wagner on July 25, 2012, respectively, $20.28 with respect to the grant of 5,325 restricted units made to Mr. Castiglione on November 1, 2011, and $22.26 with respect to the grant of 8,985 restricted units made to Mr. Smith on March 9, 2011). Also reflects the aggregate grant date fair value of performance-based vesting restricted unit awards granted under the LTIP calculated by multiplying the number of performance units granted by the grant date fair value ($10.03 with respect to the grant of 41,667 performance unit awards made to Mr. Smith on April 22, 2013, $10.03 with respect to the 34,722, 4,514, 4,201, 4,201, and 4,201 performance unit awards made to Messrs. Burgher, Roden, Geiger, Castiglione, and Wagner, respectively, on April 22, 2013, $10.26 with respect to the grant of 37,109 performance unit awards made to Mr. Smith on August 22, 2012, $10.45 with respect to the 20,182, 4,156, 4,156, 4,156 and 4,156 of performance unit awards made to Messrs. Burgher, Roden, Geiger, Castiglione and Wagner respectively, on July 25, 2012).  These values were computed in accordance with FASB ASC Topic 718. See Part II, Item 8. Financial Statements and Supplementary Data – Note 15 – Equity-Based Compensation to our consolidated financial statements for fiscal 2013 for additional detail regarding assumptions underlying the value of these equity awards.

(4)

The figures in this column reflect the portion of (i) matching contributions under the Quantum Resources Management 401(k) plan, (ii) medical ER, (iii) life insurance premiums, including AD&D premium  and (iv) unused vacation paid by Quantum Resources Management to our named executive officers referenced above that is reimbursable by our general partner under the Services Agreement (other than for Mr. Burgher who is allocated at 100%, each other executive is allocated based on the allocation of services, which was 77% for 2013), prior to the application of the cap of 3.5% of Adjusted EBITDA applied under the Services Agreement.

Grants of Plan-Based Awards for Fiscal 2013

		Estimated Future Payouts Under		All Other Units
		Equity Incentive Plan Awards		Awards:	Grant Date Fair Value
Name	Grant Date	Target(1)	Maximum(2)	Number of Units (3)	of Unit Awards (4)
Alan L. Smith	4/22/2013	41,667	93,750	13,889	$667,922
Cedric W. Burgher	4/22/2013	34,722	78,124	34,722	$973,258
Mark Castiglione	4/22/2013	4,201	9,452	12,605	$269,026
Paul W. Geiger	4/22/2013	4,201	9,452	12,605	$269,026
Patrick Wagner	4/22/2013	4,201	9,452	12,605	$269,026
Gregory S. Roden	4/22/2013	4,514	10,156	13,542	$289,031

(1)

Represents the target number of units that can be earned under the performance-based restricted unit awards granted under the LTIP if the payout (rounded to the nearest whole unit) percentage is 100%.  The portions of the restricted unit awards granted under the LTIP that are subject to performance-based vesting conditions are as follows: 75% of Mr. Smith’s award, 50% of Mr. Burgher’s award, 25% of the awards granted to Messrs. Castiglione, Geiger, Wagner and Roden.  The awards do not have a threshold payout amount.

(2)	Represents the maximum number of units that can be earned under the performance-based restricted unit awards granted under the LTIP, if the payout percentage is 225%.

(3)

Reflects the portion of the restricted unit awards granted under the LTIP (rounded to the nearest whole unit) that are subject to time-based vesting conditions (25% of Mr. Smith’s award, 50% of Mr. Burgher’s award, 75% of the awards granted to Messrs. Castiglione, Geiger, Wagner and Roden).

(4)

Reflects the aggregate grant date fair value of the restricted unit awards granted under the LTIP. These values were computed in accordance with FASB ASC Topic 718. See Part II, Item 8. Financial Statements and Supplementary Data – Note 15 – Equity-Based Compensation to our consolidated financial statements for fiscal 2013 for additional detail regarding assumptions underlying the value of these equity awards.

Narrative Description to the Summary Compensation Table and the Grant of Plan-Based Awards Table for the 2013 Fiscal Year

We have not entered into employment agreements with any of our named executive officers.

On April 22, 2013, the board of directors of our general partner granted Messrs. Smith, Burgher, Geiger, Wagner, Castiglione, and  Roden awards of 55,556,  69,444, 16,806, 16,806, 16,806, and 18,056, restricted units, respectively, under the LTIP.  The portions of the restricted unit awards granted under the LTIP that are subject to performance-based vesting conditions are as follows: 75% of Mr. Smith’s award, 50% of Mr. Burgher’s award, 25% of the awards granted to Messrs. Castiglione, Geiger, Wagner, and Roden.

A discussion of the material terms of these awards is included in the “Compensation Discussion and Analysis” above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2013.

Name	Number of Time Based Units That Have Not Vested (#)	Market Value of Time Based Units That Have Not Vested ($) (14)	Number of Performance Based Units That Have Not Vested (#)	Market or Payout Value of Performance Based Units That Have Not Vested ($) (15)	Total Number of Restricted Units That Have Not Vested (#)	Total Market or Payout Value of Restricted Units That Have Not Vested ($)
Alan L. Smith (1), (2), (3)	25,131	430,242	78,775	915,530	103,906	1,345,772
Cedric W. Burgher (4), (5)	82,759	1,416,834	54,904	674,697	137,663	2,091,531
Mark Castigilone (6), (7)	22,692	388,487	8,357	95,712	31,049	484,199
Paul W. Geiger, III (8), (9)	25,498	436,526	8,357	95,712	33,855	532,238
Patrick Wagner (10), (11)	20,917	358,099	8,357	95,712	29,274	453,811
Gregory S. Roden (12), (13)	26,435	452,567	8,670	100,299	35,105	552,866

(1)

Mr. Smith was granted an award of 8,985 restricted units on March 9, 2011. These restricted units vest in equal one-third increments over a 36-month period.  As such, 2,995 restricted units from such awards vested on March 9, 2012 and 2,995 restricted units from such awards vested on March 9, 2013.  The remaining unvested units under such award will vest with respect to 2,995  restricted units on March 9, 2014, provided that Mr. Smith has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the Initial Date through each applicable vesting date.

(2)

Mr. Smith was granted an award of 49,478 restricted units on August 22, 2012.  Twenty-five percent of this award (12,370 units) is comprised of time vested units that vest in equal one-third increments over a 36-month period commencing on July 1, 2012 (i.e. approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the restricted units will be 100% vested on July 1, 2015, provided that Mr. Smith has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the Initial Date through each applicable vesting date.  Seventy-five percent of the restricted units (37,109 units) provided to Mr. Smith are performance based units subject to adjustment on the third anniversary of the grant, i.e. an increase (up to 225% of such performance based units) or decrease (to 0% of such performance based units) based on a combination of QRE’s total unit performance and relative total shareholder return.

(3)

Mr. Smith was granted an award of 55,556 restricted units on April 22, 2013.  Twenty-five percent of this award (13,889 units) is comprised of time vested units that vest in equal one-third increments over a 36-month period commencing on April 1, 2013 (i.e. approximately 33.3 % vest at each one-year anniversary of the Initial Date, so that the restricted units will be 100% vested on April 1, 2016, provided that Mr. Smith has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the Initial Date through each applicable vesting date.  Seventy-five percent of the restricted units (41,667 units) provided to Mr. Smith are performance based units subject to adjustment on the third anniversary of the grant, i.e. an increase (up to 225% of such performance based units) or decrease (to 0% of such performance based units) based on a combination of QRE’s total unit performance and relative total shareholder return.

(4)

Mr. Burgher was granted an award of 75,000 restricted units on December 22, 2010.  These restricted units vest in equal one-fifth increments over a 60-month period, beginning on October 1, 2011.  As such, 15,000 restricted units from such award vested on October 1, 2011, 15,000 restricted units from such award vested on October 1, 2012 and 15,000 restricted units from such award vested on October 1, 2013.  The remaining unvested units will vest with respect to 15,000 restricted units on each of October 1, 2014, and October 1, 2015, provided Mr. Burgher has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.  Mr. Burgher was granted an award of 47,237 restricted units on July 25, 2012.  Of this award, 27,055 units are comprised of time vested units that vest in equal one-third increments over a 36-month period commencing on the Initial Date (i.e. approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the restricted units will be 100% vested on July 1, 2015), provided Mr. Burgher has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the Initial Date through each applicable vesting date.  Forty-three percent of this award (20,183 units) to Mr. Burgher are performance based units subject to adjustment on the third anniversary of the grant, i.e. an increase (up to 225% of such performance based units) or decrease (to 0% of such performance based units) based on a combination of QRE’s total unit performance and relative total shareholder return.

(5)

Mr. Burgher was granted an award of 69,444 restricted units on April 22, 2013.  Of this award (34,722 units are comprised of time vested units that vest in equal one-third increments over a 36-month period commencing on the Initial Date (i.e. approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the restricted units will be 100% vested on April 1, 2016), provided Mr. Burgher has continuously provided services to us, our general partner or any of our respective affiliates, without interruption, from the Initial Date through each applicable vesting date.  Fifty percent of this award (34,722 units) awarded to Mr. Burgher are performance based units subject to adjustment on the third anniversary of the grant, i.e. an increase (up to 225% of such performance based units) or decrease (to 0% of such performance based units) based on a combination of QRE’s total unit performance and relative total shareholder return.

(6)

Mr. Castiglione was granted an award of 5,325 restricted units on November 1, 2011.  These restricted units vest in equal one-third increments of a 36-month period commencing on the Initial Date.  As such, 1,775 restricted units vested on November 1, 2012 and 1,775 restricted units vested on November 1, 2013. The remaining unvested units under such award will vest with respect to 1,775 restricted units on November 1, 2014, provided Mr. Castiglione has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.  Mr. Castiglione was granted an award of 16,624 restricted units on July 25, 2012.  Seventy-five percent (12,468 units) of this award are comprised of time vested units that vest in equal one-third increments over a 36-month period commencing on the Initial Date (i.e., approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the time-vested units will be 100% vested on July 1, 2015, provided Mr. Castiglione has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.  The remaining twenty-five percent (4,156 units) of this award are performance based units subject to adjustment on the third anniversary of the grant, i.e., an increase (up to 225% of such performance based units) or a decrease (to 0% of such performance based units) based on a combination of QRE’s unit performance and relative total shareholder return.

(7)

Mr. Castiglione was granted an award of 16,806 restricted units on April 22, 2013.  Seventy-five percent (12,605 units) of this award are comprised of time vested units that vest in equal one-third increments over a 36-month period commencing on the Initial Date (i.e., approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the time vested units will be 100% vested on April 1, 2016, provided Mr. Castiglione has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.  The remaining twenty-five percent (4,201 units) of this award are performance based units) subject to adjustment on the third anniversary of the grant, i.e., an increase (up to 225% of such performance based units) or a decrease (to 0% of such performance based units) based on a combination of QRE’s unit performance and relative total shareholder return.

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

(9)

Mr. Geiger was granted an award of 16,806 restricted units on April 22, 2013.  Seventy-five percent (12,605 units) of this award are comprised of time vested units that vest in equal one-third increments over a 36-month period commencing on the Initial Date (i.e., approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the time vested units will be 100% vested on April 1, 2016, provided Mr. Geiger has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.  The remaining twenty-five percent (4,201 units) of this award are performance based units) subject to adjustment on the third anniversary of the grant, i.e., an increase (up to 225% of such performance based units) or a decrease (to 0% of such performance based units) based on a combination of QRE’s unit performance and relative total shareholder return.

(10)

Mr. Wagner was granted an award of 16,624 restricted units on July 25, 2012.  Of this award, 12,468 units are time vested units that vest in equal one-third increments over a 36-month period (i.e., approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the time-vested units will be 100% vested on July 1, 2015), provided Mr. Wagner has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.  The remaining 4,156 units of this award are performance based units subject to adjustment on the third anniversary of the grant, i.e., an increase (up to 225% of such performance based units) or a decrease (to 0% of such performance based units) based on a combination of QRE’s total unit performance and relative total shareholder return.

(11)

Mr. Wagner was granted an award of 16,806 restricted units on April 22, 2013.  Seventy-five percent (12,605 units) of this award are comprised of time vested units that vest in equal one-third increments over a 36-month period commencing on the Initial Date (i.e., approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the time vested units will be 100% vested on April 1, 2016, provided Mr. Wagner has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.  The remaining twenty-five percent (4,201 units) of this award are performance based units) subject to adjustment on the third anniversary of the grant, i.e., an increase (up to 225% of such performance based units) or a decrease (to 0% of such performance based units) based on a combination of QRE’s unit performance and relative total shareholder return.

(12)

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

(13)

Mr. Roden was granted an award of 18,056 restricted units on April 22, 2013.  Seventy-five percent (13,542 units) of this award are comprised of time vested units that vest in equal one-third increments over a 36-month period commencing on the Initial Date (i.e., approximately 33.3% vest at each one-year anniversary of the Initial Date, so that the time vested units will be 100% vested on April 1, 2016, provided Mr. Roden has continuously provided services to us, our general partner or any of our respective affiliates without interruption, from the Initial Date through each applicable vesting date.  The remaining twenty-five percent (4,514 units) of this award are performance based units) subject to adjustment on the third anniversary of the grant, i.e., an increase (up to 225% of such performance based units) or a decrease (to 0% of such performance based units) based on a combination of QRE’s unit performance and relative total shareholder return.

(14)

The market value of unvested restricted units listed in this column was calculated by multiplying the closing price of our common units on December 31, 2013, which was $17.12, by the number of restricted units outstanding.

(15)

The market value of unvested performance units listed in this column was calculated by multiplying the closing price of our common units on December 31, 2013, which was $17.12, by the number of performance units that would have been vested if the three year performance evaluation period for the 2012 and 2013 performance unit awards had ended on December 31, 2013 (the performance factor for the 2012 grants would have been 0.42 and for the 2013 grants 0.81) and adding the number of catch-up distributions that would have been paid on these units through December 31, 2013.  If the performance evaluation period for the 2012 and 2013 performance award grants had ended on December 31, 2013, Messrs. Smith, Burgher, Castiglione, Geiger, Wagner and Roden would have been awarded 15,586, 8,476, 1,746, 1,746, 1,746 and 1,746 units respectively for the 2012 performance grant award and 33,750, 28,125, 3,403, 3,403, 3,403, and 3,656 units respectively for the 2013 performance grant award and Messrs. Smith, Burgher, Castiglione, Geiger, Wagner and Roden would have received catch-up distributions through December 31, 2013 of $70,897, $48,083, $7,572, $7,572, $7,572 and $7,820 respectively.

Option Exercises and Units Vested in 2013

The following table sets forth certain information with respect to restricted units vested during 2013.

Name	Number of Units Acquired on Vesting	Value Realized on Vesting (1)
Alan L. Smith	7,118	$125,409
Cedric W. Burgher	27,352	$462,361
Mark Castiglione	5,931	$105,767
Paul W. Geiger, III	8,030	$140,776
Patrick Wagner	4,156	$73,852
Gregory S. Roden	9,780	$169,756

(1)

The dollar amount realized upon vesting of restricted units was calculated by multiplying the number of restricted units that vested by the market value of the underlying units on the vesting date.  The values realized on vesting reported above represent the gross number of units received by the executives on vesting, prior to the withholding of any units for purposes of fulfilling federal and state income tax withholding obligations.

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

The following table quantifies our best estimates as to the amounts that each of our named executive officers would be entitled to receive upon a termination of employment as a result of his death or disability or upon a change of control, as applicable, assuming that such event occurred on December 31, 2013 and using our closing stock price on that date of $17.12.  The number of units assumed to be paid out with respect to any performance-based restricted unit awards would be the target number granted. The precise amount that each of our named executive officers would receive cannot be determined with any certainty until an actual termination or change of control has occurred.  Therefore, such amounts should be considered "forward-looking statements."

Name	Termination of Employment by Reason of Death or Disability (1)	Occurrence of a Change of Control (1)
Alan L. Smith	$1,778,870	$1,778,870
Cedric W. Burgher	$2,356,790	$2,356,790
Mark Castiglione	$531,558	$531,558
Paul W. Geiger, III	$579,597	$579,597
Patrick Wagner	$501,170	$501,170
Gregory S. Roden	$600,997	$600,997

(1)

The value of the accelerated vesting of the restricted units granted to each named executive officer is based upon the closing price of our common units on December 31, 2013, $17.12, multiplied by the number of restricted units that would vest upon the occurrence of the event indicated.  The number of awards each named executive officer held at the end of the 2013 year can be found above in the table titled “Outstanding Equity Awards at Fiscal 2013 Year-End.”

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

During 2013, our general partner paid each of Messrs. Powell, Thorington and Hebert $90,000 in cash and 6,667 units under the LTIP in annual compensation for their services as directors of our general partner.  As the LTIP units awarded to the directors of our general partner’s board of directors are considered part of their compensation for services performed on our behalf in 2013 and not as a long term retention incentive, the LTIP units vested immediately upon issuance.  No additional compensation or perquisites were awarded to the directors of our general partner other than the fees and LTIP units described above.

The table below includes compensation paid to our non-employee directors for their services during 2013.  Officers or employees of our general partner or its affiliates who also serve as directors do not receive additional compensation for their services as a director of our general partner and, as such, are not included in the table below.

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Donald E. Powell	$90,000	$120,006	$-	$-	$-	$-	$210,006
Stephen A. Thorington	$90,000	$120,006	$-	$-	$-	$-	$210,006
Richard K. Hebert	$90,000	$120,006	$-	$-	$-	$-	$210,006
Donald D. Wolf	$200,000	$-	$-	$-	$-	$-	$200,000

(1)

Reflects the aggregate grant date fair value of unit awards granted under the LTIP calculated by multiplying the number of units granted to each director (6,667) by the closing price of our common units on the Initial Date ($18.00 with respect to the grants made to Messrs. Powell, Thorington and Hebert on April 22, 2013.    These values were computed in accordance with FASB ASC Topic 718.  See Part II, Item 8. Financial Statements and Supplementary Data – Note 15 – Equity-Based Compensation for fiscal 2013 for additional detail regarding assumptions underlying the value of these equity awards.  LTIP equity awards for the independent directors were decided upon by the members of our general partner.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2013:

Plan Category	Number of issued and outstanding restricted units	Weighted-average exercise price of restricted units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by
unitholders Long-term incentive plan (1)	1,022,311	N/A	469,426

(1)	Adopted by the board of directors of our general partner in connection with our initial public offering.

For a description of our equity compensation plan, please see the discussion under Part III, Item 11. Executive Compensation above.

Beneficial Ownership

As of March 2, 2014, the following table sets forth the beneficial ownership of our common, Class B, general partner and convertible preferred units that are owned by:

•	Each person beneficially owned more than 5% of the then outstanding units;

•	Each director and director nominee of our general partner;

•	Each named executive officer of our general partner; and

•	All directors, director nominees and executive officers of our general partner as a group.

Name of Beneficial Owner (1)	Common Units to be Beneficially Owned (2), (4)	Percentage of Common Units to be Beneficially Owned	Class B Units to be Beneficially Owned	Percentage of Class B Units to be Beneficially Owned	Preferred Class C Units to be Beneficially Owned	Percentage of Preferred Class C Units to be Beneficially Owned
The Fund (4)	7,145,866	12.0%		0%	16,666,667	100.0%
Donald D. Wolf (18)	6,000	0.1%		0%	-	0.0%
Alan L. Smith (4), (9), (10), (11), (13), (19)	7,336,853	12.3%	6,133,558	100%	16,666,667	100.0%
John H. Campbell, Jr. (4), (9), (10), (11), (12), (19)	7,267,778	12.2%	6,133,558	100%	16,666,667	100.0%
Cedric W. Burgher (3)	201,170	0.1%		0%	-	0.0%
Mark Castiglione (6),	42,162	0.1%		0%	-	0.0%
Paul W. Geiger, III (7)	66,022	0.1%		0%	-	0.0%
Patrick Wagner (5)	33,293	0.1%		0%	-	0.0%
Gregory S. Roden (8)	55,089	0.1%		0%	-	0.0%
Toby R. Neugebauer (4), (9), (10), (19)	7,145,866	12.0%	6,133,558	100%	16,666,667	100.0%
S. Wil VanLoh, Jr. (4), (9), (10), (19)	7,145,866	12.0%	6,133,558	100%	16,666,667	100.0%
Donald E. Powell (14), (15)	33,240	0.1%		0%	-	0.0%
Stephen A. Thorington (14), (16)	44,540	0.1%		0%	-	0.0%
Richard K. Hebert (14), (17)	22,807	0.1%		0%	-	0.0%
All directors, director nominees and executive
officers of our general partner as a group	7,963,088	13.3%	6,133,558	100%	16,666,667	100.0%

(1)	The address for all beneficial owners in this table is 5 Houston Center, 1401 McKinney Street, Suite 2400, Houston, Texas 77010.

(2)	Includes common units that were awarded as LTIP units and common units purchased in the directed unit program at the closing of the IPO, and units purchased in the open market.

(3)

Includes 5,000 units acquired by Mr. Burgher as part of the directed unit program; 75,000 units awarded to Mr. Burgher under the LTIP program upon the consummation of the IPO; 10,000 units awarded to Mr. Burgher under the LTIP program as part of his 2010 compensation; less 4,583 units deducted to cover withholding taxes occurring upon  the vesting of 18,333 LTIP units on December 22, 2011; 47,237 units awarded to Mr. Burgher under the LTIP program as part of his 2012 compensation  less 3,968 units deducted to cover withholding taxes occurring upon the vesting of 15,000  LTIP units on October 1, 2012; less 960 units deducted to cover withholding taxes occurring upon the vesting of 3,333 LTIP units on December 22, 2012; 69,444 units awarded to Mr. Burgher under the LTIP program as part of his 2013 compensation; and 3,600 common units purchased on the open market by Mr. Burgher on December 10, 2012.  In addition, Mr. Burgher holds an indirect beneficial ownership interest in 400 common units held by members of his immediate family.

(4)	The 7,145,866 Subordinated Units were converted into common units on December 22, 2012.

(5)

Includes 16,624 common units awarded to Mr. Wagner under the LTIP program as part of his 2012 compensation; 16,806 common units awarded to Mr. Wagner under the LTIP program as part of his 2013 compensation; and 1,000 common units purchased on the open market by Mr. Wagner on May 23, 2012, less 1,137 units deducted to cover withholding taxes occurring upon the vesting of 4,156 units on July 1, 2013.

(6)

Includes 5,325 common units awarded to Mr. Castiglione under the LTIP program  as part of his 2011 compensation; 1,000 common units acquired by Mr. Castiglione on December 22, 2010 as part of the directed unit program; 2,000 common units purchased on the open market by Mr. Castiglione on November 22, 2011; 2,500 common units purchased on the open market by Mr. Castiglione on May 14, 2012; and 16,624 common units awarded to Mr. Castiglione under the LTIP program as part of his 2012 compensation; and 16,806 common units awarded to Mr. Castiglione under the LTIP program as part of his 2013 compensation, less 470 units deducted to cover withholding taxes occurring upon the vesting of 1,775 LTIP units on November 1, 2012; less 1,137 units deducted  to cover withholding taxes occurring upon  the vesting of  4,156 LTIP units on July 1, 2013; less 486 units deducted  to cover withholding taxes occurring upon  the vesting of 1,775 LTIP units on November 1, 2013.

(7)

Includes 4,100 common units acquired by Mr. Geiger as a part of the directed unit program; 4,750 common units awarded to Mr. Geiger under the LTIP program upon the consummation of the IPO; 5,000 common units purchased on the open market by Mr. Geiger on May 16, 2012; 23,496 common units awarded to Mr. Geiger under the LTIP program as part of his 2012 compensation; 3,200 common units purchased on the open market by Mr. Geiger on November 14, 2012; 9,500 common units purchased on the open market by Mr. Geiger on December 13, 2012 (less 396 common units deducted to cover withholding taxes occurring upon the vesting of 1,583 LTIP units on December 22, 2011); 16,806 common units awarded to Mr. Geiger under the LTIP program as part of his 2013 compensation less 434 units deducted to cover withholding taxes occurring upon the vesting of 1,584 LTIP units on December 22, 2013.

(8)

Includes 10,000 common units awarded to Mr. Roden as part of his 2010 compensation; 2,000 common units purchased on the open market by Mr. Roden on June 2, 2011; 2,300 common units purchased on the open market by Mr. Roden on May 16, 2012; and 23,496 common units awarded to Mr. Roden under the LTIP program as part of his 2012 compensation; and 18,056 common units awarded to Mr. Roden under the LTIP program as part of his 2013 compensation; less 1,763 common units deducted to cover withholding taxes occurring upon the vesting of 6,446 LTIP units on July 1, 2013.  In addition, Mr. Roden holds an indirect beneficial ownership interest in 1,000 common units owned by members of his immediate family.

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

(12)

Includes 30,000 common units purchased on the open market by Mr. Campbell on June 2, 2011; and 38,483 common units awarded to Mr. Campbell under the LTIP programs part of his 2012 compensation (28,862 of which are subject to a performance based adjustment to be determined at the end of three years based on a matrix that considers a combination of total unit returns and unit performance relative to the Partnership's peers); and 44, 444 common units awarded to Mr. Campbell under the LTIP program as part of his 2013 compensation (33,333 of which are subject to a performance based adjustment to be determined at the end of three years based on a matrix that considers a combination of total unit returns and unit performance relative to the Partnership's peers).

(13)

Includes 50,000 common units acquired by Mr. Smith as a part of the directed unit program; less 918 common units deducted to cover withholding taxes occurring upon the vesting of 2,995 LTIP units on March 9, 2012; and 49,478 common units awarded to Mr. Smith under the LTIP program as part of his compensation for 2012 (37,109 of which are subject to a performance based adjustment to be determined at the end of three years based on a matrix that considers a combination of total unit returns and unit performance relative to the Partnership's peers); and 55,556 common units awarded to Mr. Smith under the LTIP program as part of his compensation for 2013 (41,667 of which are subject to a performance based adjustment to be determined at the end of three years based on a matrix that considers a combination of total unit returns and unit performance relative to the Partnership’s peers); less 978 common units deducted to cover withholding taxes occurring upon the vesting of 2,995 LTIP units on March 9, 2013; less 1,136 common units deducted to cover withholding taxes occurring upon the vesting of 4,123 LTIP units on July 1, 2013.

(14)

Includes 3,750 fully vested units awarded to each Mr. Powell and Mr. Thorington under the LTIP program upon their appointment as directors of the general partner; and 4,123 fully vested units awarded to each Mr. Powell, Mr. Hebert, and Mr. Thorington under the LTIP program as part of their compensation for 2012; and 6,667 fully vested units awarded to each Mr. Powell, Mr. Hebert, and Mr. Thorington under the LTIP program as part of their compensation for 2013.

(15)

Includes 2,000 common units purchased on the open market by Mr. Powell on June 3, 2011; 1,082 common units purchased on the open market by Mr. Powell on November 17, 2011; 2,918 common units purchased on the open market by Mr. Powell on November 18, 2011; 1,000 common units purchased on the open market by Mr. Powell on November 21, 2011; 3,000 common units purchased on the open market by Mr. Powell on May 14, 2012; 4,000 common units purchased on the open market by Mr. Powell on May 15, 2012; 500 common units purchased on the open market by Mr. Powell on May 16, 2012; 2,000 common units purchased on the open market by Mr. Powell on May 18, 2012; 2,200 common units purchased on the open market by Mr. Powell on June 4, 2012.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Ownership in Our General Partner by the Management of the Fund

As of December 31, 2013,  entities controlled by affiliates of the Fund owned our general partner and a 29.2% limited partner interest in the Partnership from its ownership in our common units and preferred units.  In addition, the general partner owns a 0.1% general partner interest in the Partnership, represented by 51,036 general partner units, and the general partner owns 6,133,558 Class B units.

On March 2, 2014, we completed a transaction related to our general partner interest pursuant to a Contribution Agreement, by and among the Partnership, the general partner, QR Holdings (QRE), LLC (“QRH”) and QR Energy Holdings, LLC (“QREH” and, together with QRH, the “QR Parties”), the former owners of our general partner, pursuant to which (i) the general partner reclassified its 0.1% general partner interest in the Partnership, formerly represented by 51,036 general partner units, in exchange for a non-economic general partner interest, (ii) the QR Parties contributed 100% of the limited liability company interests of the general partner to the Partnership, and (iii) the partnership agreement was amended, to, among other things, (a) cancel the management incentive fee and provide for the future issuance of up to 11.6 million Class B units, subject to certain tests, to the QR Parties and (b) provide for the election of all of the members of the board of directors of the general partner by our limited partners beginning in June 2015 (the “GP Buyout Transaction”).

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

Beginning on January 1, 2013, QRM is entitled to a quarterly reimbursement of general and administrative charges based on the allocation of charges between the Fund and us based on the estimated use of such services by each party.  The fee includes direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics.  If the Fund or its affiliates raise a second fund, the quarterly administrative services costs will be further divided to include an allocation to the second fund as well.  The allocation methodology was developed with the assistance of a third-party consultant with extensive experience in this area.  These fees are included in general and administrative expenses in our consolidated statement of operations.  QRM has the discretion to determine in good faith the proper allocation of the charges pursuant to the Services Agreement.

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

Long–Term Incentive Awards / Plan

On February 3, 2014 we filed a definitive proxy statement on Form 14A, which provides information regarding a special meeting of limited partners to be held on March 10, 2014 to hold a unitholder vote on an amendment to our Long-Term Incentive Plan to increase the number of units under the plan by 3,000,000. See Part II, Item 8. Financial Statements and Supplementary Data See Note 22 – Subsequent Events.

On December 22, 2010, in connection with the closing of the IPO, the board of directors of the general partner adopted the QRE GP, LLC Long Term Incentive Plan (the “LTIP”) for employees, officers, consultants and directors and consultants of the general partner and those of its affiliates, including Quantum Resources Management, who perform services for us. The LTIP consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The purpose of awards under the LTIP is to provide additional incentive compensation to employees providing services to us and to align the economic interests of such employees with the interests of our unitholders. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 1.8 million units. Common units cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. As of December 31, 2013, 1,390,459 restricted unit awards had been granted under the LTIP.

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

Distributions of Available Cash to Our General Partner and Affiliates

We will generally make cash distributions to our common unitholders and Class B unitholders and general partner pro rata, including our general partner and our affiliates. As of December 31, 2013, our general partner and its affiliates held 7,145,866 common units, all of the preferred units and 51,036 general partner units. We distributed less than $0.1 million to our general partner during the year ended December 31, 2013. Preferred units receive a separate cash distribution in accordance with our Partnership Agreement.

General Partner Management Incentive Fee

Entities owned or controlled by the following individuals received the following Management Incentive Fees during 2013: (a) Alan Smith’s entity received $407,781, (b) John Campbell’s entity received $402,931, (c) Wil VanLoh’s entity received $823,633, and (d) Toby Neugebauer’s entity received $823,633.  Each of the Management Incentive Fee amounts paid to Messrs, Smith, Campbell, VanLoh and Neugebauer reported above are net of Don Wolf’s share of the 2013 Management Incentive Fee of $40,944 and Cedric Burgher’s share of the 2013 Management Incentive Fee of $8,327.  Don Wolf’s share was paid 37% by an entity controlled by Alan Smith and John Campbell and 63% by an entity controlled by Wil VanLoh and Toby Neugebauer. Cedric Burgher’s share was paid 50% by an entity controlled by Alan Smith and John Campbell and 50% by an entity controlled by Wil VanLoh and Toby Neugebauer.

Entities owned or controlled by the following individuals received the following Class B Distributions from Converted Management Incentive Fees during 2013: (a) Alan Smith’s entity received $796,884, (b) John Campbell’s entity received $775,944, (c) Wil VanLoh’s entity received $3,108,145, and (d) Toby Neugebauer’s entity received $3,108,145.  Each of the distribution amounts paid to Messrs, Smith, Campbell, VanLoh and Neugebauer reported above are net of Don Wolf’s share of the 2013 Class B Distribution of $121,330. Don Wolf’s share was paid 26% by an entity controlled by Alan Smith and John Campbell and 74% by an entity controlled by Wil VanLoh and Toby Neugebauer.

The former owners of our general partner are entitled to receive an annual installment of Class B units with respect to any calendar year in which we pay a distribution of $0.4744 per unit with respect to each quarter, achieved a Distribution Coverage Ratio (as defined in our Partnership Agreement) for the year of at least 1.0 and achieve a Total Debt to EBITDAX (as defined in our Partnership Agreement) of no greater than 4.0 for each quarter during such year, unless any excess has been approved by the conflicts committee of our general partner.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of our general partner selected PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2013.  The audit committee’s charter requires the audit committee to approve in advance all audit and non–audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit–related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2013 were approved by the audit committee.

Fees paid and expected to be paid to PricewaterhouseCoopers LLP (“PwC”) are as follows:

	2013	2012	2011
Audit fees (1)	$1,477	$1,742	$2,237
Audit - related fees (2)	36	169	-
Tax fees	320	329	241
Total fees paid to PwC	$1,833	$2,240	$2,478

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8. of the Annual Report. For a listing of these statements and accompanying footnotes, see “Index to Financial Statements” Page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Number		Description
2.1	—

Purchase and Sale Agreement, dated as of December 28, 2012, by and among QRE Operating, LLC and Quantum Resources A1, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC (Incorporated herein by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed January 3, 2013).

2.2	—

Purchase and Sale Agreement, dated as of June 27, 2013, by and among QRE Operating, LLC and an undisclosed private seller (Incorporated herein by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed July 2, 2013).

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

3.4

Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of QR Energy, LP, dated as of December 12, 2013 (Incorporated herein by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed December 17, 2013).

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

10.16*	—

Fifth Amendment to Credit Agreement dated as of September 23, 2013, by and among, QRE Operating, LLC, QR Energy, LP, QRE GP, LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.

21.1*	—	List of Subsidiaries of QR Energy, LP.
23.1*	—	Consent of PricewaterhouseCoopers LLP.
23.2*	—	Consent of Netherland, Sewell and Associates, Inc.
23.3*		Consent of Miller & Lents, Ltd.
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	—	Certification of Chief Executive Officer Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	—	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	—	Report of Netherland, Sewell and Associates, Inc.

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

 QR Energy, LP

(Registrant)

Date: March 3, 2014By: QRE GP, LLC, its general partner

By: /s/ Cedric W. Burgher

Cedric W. Burgher

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2014.

Signature	Title (Position with QRE GP, LLC)	Date

/s/ Alan L Smith	Chief Executive Officer and Director	March 3, 2014
Alan L. Smith	(Principal Executive Officer)
/s/ John H. Campbell, Jr.	President, Chief Operating Officer and Director	March 3, 2014
John H. Campbell, Jr.
/s/ Cedric W. Burgher	Chief Financial Officer	March 3, 2014
Cedric W. Burgher	(Principal Financial Officer)
/s/ Gregory S. Roden	Sr. Vice President, Secretary and General Counsel	March 3, 2014
Gregory S. Roden
/s/ Lloyd V. DeLano	Chief Accounting Officer	March 3, 2014
Lloyd V. DeLano	(Principal Accounting Officer)
/s/ Richard K. Hebert	Director	March 3, 2014
Richard K. Hebert
/s/ Toby R. Neugebauer	Director	March 3, 2014
Toby R. Neugebauer
/s/ Donald E. Powell	Director	March 3, 2014
Donald E. Powell
/s/ Stephen A. Thorington	Director	March 3, 2014
Stephen A. Thorington
/s/ S. Wil VanLoh, Jr.	Director	March 3, 2014
S. Wil VanLoh, Jr.
/s/ Donald D. Wolf	Chairman of the Board	March 3, 2014
Donald D. Wolf

F–1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of QRE GP, LLC

and the Unitholders of QR Energy, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in partners’ capital and cash flows present fairly, in all material respects, the financial position of QR Energy, LP and its subsidiaries (the “Partnership”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control over Financial Reporting appearing under Part II, Item 9A.  Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Annual Report on Internal Control over Financial Reporting management has excluded East Texas Salt Water Disposal Company from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Partnership in a purchase business combination during 2013. We have also excluded East Texas Salt Water Disposal Company from our audit of internal control over financial reporting. East Texas Salt Water Disposal Company is a non-wholly owned subsidiary whose total assets and total revenues represent 2.2% and 2.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 3, 2014

F–2

QR ENERGY, LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$13,360	$31,836
Accounts receivable	57,442	41,897
Due from affiliate	3,915	-
Due from general partner	-	165
Derivative instruments	27,485	45,522
Prepaid and other current assets	1,859	2,642
Total current assets	104,061	122,062
Noncurrent assets:
Oil and natural gas properties, using the full cost method of accounting
Evaluated	1,905,110	1,656,146
Unevaluated	4,320	11,500
Gross oil and natural gas properties	1,909,430	1,667,646
Other property, plant and equipment	14,114	-
Less accumulated depreciation, depletion and amortization	(318,561)	(203,377)
Total oil and natural gas properties and other property, plant and equipment, net	1,604,983	1,464,269
Derivative instruments	62,131	76,621
Other assets	44,752	23,575
Total noncurrent assets	1,711,866	1,564,465
Total assets	$1,815,927	$1,686,527
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Current portion of asset retirement obligations	$4,310	$1,426
Derivative instruments	11,233	8,727
Accrued and other liabilities	79,045	46,284
Total current liabilities	94,588	56,437
Noncurrent liabilities:
Long-term debt	911,593	766,076
Derivative instruments	6,251	16,993
Asset retirement obligations	151,011	125,565
Deferred taxes	2,114	102
Other liabilities	12,911	6,790
Total noncurrent liabilities	1,083,880	915,526
Commitments and contingencies (See Note 11)
Partners' capital:
Class C convertible preferred unitholders (16,666,667 units issued and outstanding as of December 31, 2013 and 2012)	388,621	373,068
General partner (51,036 units issued and outstanding as of December 31, 2013 and 2012)	614	710
Class B unitholders (6,133,558 and zero units issued and outstanding as of December 31, 2013 and 2012)	-	-
Public common unitholders (51,483,263 and 51,299,278 units issued and outstanding as of December 31, 2013 and 2012)	313,302	403,757
Affiliated common unitholders (7,145,866 units issued and outstanding as of December 31, 2013 and 2012)	(76,371)	(62,971)
Accumulated other comprehensive income	2,744	-
Total QR Energy, LP Partners' capital	628,910	714,564
Noncontrolling interest	8,549	-
Total partners' capital	637,459	714,564
Total liabilities and partners' capital	$1,815,927	$1,686,527

See accompanying notes to the consolidated financial statements

F–3

QR ENERGY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Oil and natural gas sales	$446,801	$368,189	$356,579
Disposal, processing and other	8,828	3,809	4,325
Total revenues	455,629	371,998	360,904
Operating Expenses:
Production expenses	174,101	143,938	132,227
Disposal and related operating expenses	6,597	-	-
Depreciation, depletion and amortization	115,184	105,796	94,993
Accretion of asset retirement obligations	7,456	5,648	4,593
General and administrative	41,901	42,275	37,315
Acquisition and transaction costs	1,487	4,000	-
Total operating expenses	346,726	301,657	269,128
Operating income (loss)	108,903	70,341	91,776
Other income (expense):
Gain (loss) on commodity derivative contracts, net	(1,217)	53,071	47,860
Interest expense, net	(48,000)	(43,133)	(50,491)
Other income (expense), net	1,589	-	-
Total other income (expense), net	(47,628)	9,938	(2,631)
Income (loss) before income taxes	61,275	80,279	89,145
Income tax (expense) benefit, net	353	(528)	(850)
Net income (loss)	61,628	79,751	88,295
Less: Net income (loss) attributable to noncontrolling interest	663	-	-
Net income (loss) attributable to QR Energy, LP	$60,965	$79,751	$88,295
Net Income (loss) attributable to QR Energy, LP per limited partner unit:
Common unitholders' (basic)	$0.26	$0.19	$0.10
Common unitholders' (diluted)	0.26	0.19	0.10
Subordinated unitholders' (basic and diluted)	-	0.11	0.10
Weighted average number of limited partner units outstanding:
Common units (basic)	58,524	35,132	28,728
Common units (dilutive)	58,524	35,282	28,728
Subordinated units (basic and diluted)	-	6,970	7,146

See accompanying notes to the consolidated financial statements

F–4

QR ENERGY, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2013	2012	2011

Net income	$61,628	$79,751	$88,295

Other comprehensive income, net of tax:
Reclassification adjustment for available-for-sale securities	(18)	-	-
Change in fair value on available-for-sale securities (1)	631	-	-
Pension and postretirement benefits:
Actuarial gain (2)	4,061	-	-
Total other comprehensive income	4,674	-	-
Total comprehensive income	66,302	79,751	88,295
Less: Comprehensive income attributable to noncontrolling interest	2,593	-	-

Comprehensive income attributable to QR Energy, LP	$63,709	$79,751	$88,295

(1) Net of income taxes of $223 for the year ended December 31, 2013.
(2) Net of income taxes of $2,093 for the year ended December 31, 2013.

See accompanying notes to the consolidated financial statements

F–5

QR ENERGY, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(In thousands)

		Class C						Accumulated	Total
		Convertible			Limited Partners			Other	QR Energy, LP	Non-	Total
	Predecessor's	Preferred	General	Class B	Public	Affiliated		Comprehensive	Partners'	Controlling	Partners'
	Capital	Unitholders	Partner	Unitholders	Common	Common	Subordinated	Income	Capital	Interest	Capital
Balances - December 31, 2010	$129,089	$-	$708	$-	$276,723	$(48,898)	$(30,928)	$-	$326,694	$-	$326,694
Proceeds from over-allotment	-	-	-	-	41,963	-	-	-	41,963	-	41,963
Distribution to the Fund	-	-	-	-	-	(25,727)	(16,273)	-	(42,000)	-	(42,000)
Distributions to the Predecessor	(25,507)	-	-	-	-	-	-	-	(25,507)	-	(25,507)
Other contributions from affiliates	17,357	-	-	-	-	12,366	7,822	-	37,545	-	37,545
Recognition of unit-based awards	-	-	-	-	1,351	-	-	-	1,351	-	1,351
Reduction in units to cover individuals' tax withholding	-	-	-	-	(215)	-	-	-	(215)	-	(215)
Distributions to unitholders	-	(3,424)	(63)	-	(30,673)	(19,854)	(12,557)	-	(66,571)	-	(66,571)
Book value of October 2011 Transferred Properties contributed by the Predecessor	(249,331)	-	-	-	-	-	-	-	(249,331)	-	(249,331)
Fair value of Preferred Units issued to the Fund	-	354,500	-	-	-	-	-	-	354,500	-	354,500
Fair value of Preferred Units in excess of net assets received from the Fund	-	-	(102)	-	(49,491)	(32,380)	(20,481)	-	(102,454)	-	(102,454)
Amortization of discount on increasing rate distributions	-	3,638	-	-	-	-	-	-	3,638	-	3,638
Noncash distribution to preferred unitholders	-	(3,638)	-	-	-	-	-	-	(3,638)	-	(3,638)
Management incentive fee earned	-	-	(1,572)	-	-	-	-	-	(1,572)	-	(1,572)
Net income	76,249	7,062	1,575	-	1,648	1,079	682	-	88,295	-	88,295
Balances - December 31, 2011	$(52,143)	$358,138	$546	$-	$241,306	$(113,414)	$(71,735)	$-	$362,698	$-	$362,698
Distributions to the Predecessor	(37,270)	-	-	-	-	-	-	-	(37,270)	-	(37,270)
Proceeds from unit offerings	-	-	272	-	376,938	-	-	-	377,210	-	377,210
Book value of December 2012 Transferred Properties contributed by the Predecessor	45,578	-	-	-	-	-	-	-	45,578	-	45,578
Other contributions from affiliates	6,485	-	-	-	-	4,985	26,606	-	38,076	-	38,076
Recognition of unit-based awards	-	-	-	-	3,252	-	-	-	3,252	-	3,252
Reduction in units to cover individuals' tax withholding	-	-	-	-	(322)	-	-	-	(322)	-	(322)
Distributions to unitholders	-	(14,000)	(60)	-	(55,005)	-	(10,362)	-	(79,427)	-	(79,427)
Conversion of subordinated units	-	-	-	-	-	(53,122)	53,122	-	-	-	-
Amortization of discount on increasing rate distributions	-	14,930	-	-	-	-	-	-	14,930	-	14,930
Noncash distribution to preferred unitholders	-	(14,930)	-	-	-	-	-	-	(14,930)	-	(14,930)
Affiliated unit sale to public	-	-	-	-	(113,325)	113,325	-	-	-	-	-
Consideration paid in excess of the December 2012 Transferred Properties received from the Fund	-	-	(59)	-	(60,390)	(8,412)	-	-	(68,861)	-	(68,861)
Management incentive fee earned	-	-	(6,121)	-	-	-	-	-	(6,121)	-	(6,121)
Net income	37,350	28,930	6,132	-	11,303	(6,333)	2,369	-	79,751	-	79,751
Balances - December 31, 2012	$-	$373,068	$710	$-	$403,757	$(62,971)	$-	$-	$714,564	$-	$714,564
Recognition of unit-based awards	-	-	-	-	6,880	-	-	-	6,880	-	6,880
Reduction in units to cover individuals' tax withholding					(583)				(583)		(583)
Unit issuance costs	-	-	-	-	(76)	-	-	-	(76)	-	(76)
Distribution to unitholders	-	(14,000)	(108)	(12,839)	(110,184)	(15,096)	-	-	(152,227)	-	(152,227)
Amortization of discount on increasing rate distributions	-	15,553	-	-	-	-	-	-	15,553	-	15,553
Noncash distribution to preferred unitholders	-	(15,553)	-	-	-	-	-	-	(15,553)	-	(15,553)
Management incentive fee earned	-	-	(3,357)	-	-	-	-	-	(3,357)	-	(3,357)
Noncontrolling interest in connection with acquisition	-	-	-	-	-	-	-	-	-	5,956	5,956
Other	-	-	1	-	836	(837)	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	-	-	-	2,744	2,744	1,930	4,674
Net income	-	29,553	3,368	12,839	12,672	2,533	-	-	60,965	663	61,628
Balances - December 31, 2013	$-	$388,621	$614	$-	$313,302	$(76,371)	$-	$2,744	$628,910	$8,549	$637,459

See accompanying notes to the consolidated financial statements

F–6

QR ENERGY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss) (1)	$61,628	$79,751	$88,295
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation, depletion and amortization	115,184	105,796	94,993
Accretion of asset retirement obligations	7,456	5,648	4,593
Amortization of deferred financing costs	2,424	2,898	2,101
Recognition of unit-based awards	6,880	3,252	1,351
General and administrative expense contributed by affiliates	-	38,076	34,721
Loss (gain) on derivative contracts, net	4,130	(42,850)	(18,434)
Cash received (paid) on settlement of derivative contracts	20,161	27,863	(76,565)
Deferred income (benefit) tax expense	(304)	372	849
Other items	2,935	2,075	357
Changes in operating assets and liabilities:
Accounts receivable and other assets	(21,762)	(8,531)	(29,386)
Accounts payable and other liabilities	3,413	12,800	9,682
Net cash provided by operating activities	202,145	227,150	112,557
Cash flows from investing activities:
Additions to oil and natural gas properties	(88,247)	(127,352)	(70,426)
Acquisitions, net of cash acquired	(128,234)	(468,009)	(3,044)
Proceeds from sale of oil and natural gas properties	-	3,082	1,327
Proceeds from sale of available-for-sale securities	8,535	-	-
Purchases of available-for-sale securities	(10,249)	-	-
Net cash used in investing activities	(218,195)	(592,279)	(72,143)
Cash flows from financing activities:
Proceeds from unit offering, net of offering costs	87	376,938	41,963
Proceeds from senior note offering, net of underwriter discount	-	295,860	-
Distributions to the Fund	-	-	(42,000)
Proceeds from issuance of units to the general partner	-	115	715
Management incentive fee paid to the general partner	(3,357)	(7,692)	-
Distributions to unitholders	(141,582)	(96,472)	(46,026)
Contributions from (distributions to) the Predecessor	-	(34,973)	(25,507)
Proceeds from bank borrowings	180,000	476,500	275,000
Repayments on bank borrowings	(35,000)	(506,500)	-
Repayment of debt assumed from the Fund	-	(115,000)	(227,000)
Units withheld for employee payroll tax obligation	(583)	(322)	-
Deferred financing costs	(1,991)	(8,922)	(2,321)
Net cash provided by (used in) financing activities	(2,426)	379,532	(25,176)
Increase (decrease) in cash	(18,476)	14,403	15,238
Cash and cash equivalents at beginning of period	31,836	17,433	2,195
Cash and cash equivalents at end of period	$13,360	$31,836	$17,433

(1) Includes net income attributable to noncontrolling interest.

See accompanying notes to the consolidated financial statements

F–7

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

Our general partner is QRE GP, LLC (or “QRE GP”). We conduct our operations through our 100% owned subsidiary QRE Operating, LLC (“OLLC”). Our 100% owned subsidiary, QRE Finance Corporation (“QRE FC”), has no material assets and was formed for the sole purpose of serving as a co-issuer of our debt securities. In connection with our acquisition of certain East Texas oil properties (see Note 4 – Acquisitions), we acquired a controlling interest in East Texas Saltwater Disposal Company (“ETSWDC”), a privately held Texas corporation. The main purpose of ETSWDC is to dispose of salt water generated as a by-product from oil produced in certain East Texas oilfields.

Quantum Resources Management, LLC (“QRM”), a subsidiary of QA Holdings, LP, provides management and operational services for us and the Fund. In accordance with the Services Agreement (the “Services Agreement”) between us, QRE GP and QRM, beginning on January 1, 2013, QRM is entitled to the reimbursement of general and administrative charges from us based on the allocation of charges between the Fund and us. Prior to January 1, 2013, the Partnership was required to pay an administrative services fee equal to 3.5% of Adjusted EBITDA, as defined in the Services Agreement. Refer to Note 2 – Summary of Significant Accounting Policies for details on the allocation of general and administrative expenses beginning on January 1, 2013.

As of December 31, 2013, our ownership structure comprised a 0.1% general partner interest, a 7.5% limited partner interest in us represented by 6,133,558 Class B units held by QRE GP, a 29.2% limited partner interest held by the Fund, comprised of common units and all of our preferred units, and a 63.2% limited partner interest held by the public unitholders. On February 22, 2013, in accordance with our partnership agreement, our general partner elected to convert 80% of their fourth quarter 2012 management incentive fee and, on March 4, 2013, received 6,133,558 Class B units which were issued and outstanding upon conversion.

On March 2, 2014 we completed a transaction related to our general partner interest pursuant to a Contribution Agreement. See Note 22 – Subsequent Events for more information.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2013 and 2012. These financial statements also include the results of our operations, our changes in comprehensive income, changes in partners’ capital, and cash flows for the years ended December 31, 2013, 2012, and 2011. These consolidated financial statements include all of our wholly-owned subsidiaries and investments we are deemed to have control.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. When necessary, certain reclassifications have been made to the previous years to conform to the 2013 presentation.

Use of Estimates

F–8

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates particularly significant to the financial statements include the following:

•	Estimates of our reserves of oil, natural gas and natural gas liquids (“NGL”);
•	Future cash flows from oil and gas properties;
•	Depreciation, depletion and amortization expense;
•	Asset retirement obligations;
•	Pension and postretirement obligations;
•	Fair values of derivative instruments and investments;
•	Unit based compensation;
•	Fair values of assets acquired and liabilities assumed from business combinations; and
•	Natural gas imbalances.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We use the specific identification method of providing allowances for doubtful accounts. As of December 31, 2013 and 2012, the allowance for doubtful accounts was not material.

Property and Equipment

Oil and Natural Gas Properties. We account for our oil and natural gas exploration and development activities under the full cost method of accounting. Under this method, all costs associated with property exploration and development (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and direct overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement and abandonment activities are capitalized. Gains and losses are not recognized on the sale of disposition of oil and gas properties unless the adjustment would significantly alter the relationship between capitalized costs and proved oil and gas reserves attributable to a cost center. Under full cost accounting, cost centers are established on a country-by-country basis. We have one cost center as we operate exclusively in the United States. Expenditures for maintenance and repairs are charged to expense in the period incurred, with the exception of workovers resulting in an increase in proved reserves which are capitalized.

F–9

Ceiling Test. Pursuant to full cost accounting rules, we must perform a ceiling test at the end of each quarter related to our proved oil and natural gas properties. The ceiling test provides that capitalized costs less related accumulated depreciation, depletion and amortization may not exceed an amount equal to (1) the present value of future net revenue from estimated production of proved oil and natural gas reserves, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, discounted at 10% per annum; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. If the net capitalized costs exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.

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

There were no write-downs required by us during the years ended December 31, 2013, 2012, and 2011. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that we could incur a write-down.

Depletion. The provision for depletion of proved oil and natural gas properties is calculated on the units-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves. The Partnership and the Predecessor calculate depletion on a quarterly basis.

Unevaluated Properties.  In connection with the Prize Acquisition,  the 2013 East Texas Acquisition and the 2012 East Texas Acquisition, we acquired unevaluated properties which are not being depleted pending determination of the existence of proved reserves.  Unevaluated properties are assessed quarterly to ascertain whether there is a probability of obtaining proved reserves in the future.  When it is determined that these properties have been promoted to a proved reserve category or there is no longer any probability of obtaining proved reserves from the properties, the costs associated with these properties are transferred into the amortization base to be included in the depletion calculation and subject to the ceiling test. Unevaluated properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geological data obtained relating to the properties.  Where it is not practical to assess properties individually as their costs are not individually significant, such properties are grouped for purposes of the periodic assessment.

Other Property, Plant and Equipment.  Other property, plant and equipment consists of property and equipment related to the disposal of saltwater in our East Texas fields and are held at cost and depreciated on a straight-line basis over 5 to 25 years.

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

Oil and Natural Gas Properties Received. The historical book value of oil and natural gas properties received from the Predecessor is determined using the ratio of the value, based on a discounted cash flow model, of the reserves contributed to the total value of the Predecessor’s oil and gas reserves at the beginning of the earliest revised period. This ratio is then applied to the book value of oil and gas properties to determine the beginning book value of the contributed properties. This reserve ratio was also applied to determine the book value of any additions made to the assets contributed by the Predecessor during the revision period.

Long-Term Debt Assumed. The historical book value and related activity of long-term debt assumed from the Predecessor was determined by using the effective date amount of debt assumed per the October 2011 Purchase Agreement and the December 2012 Purchase Agreement. The Partnership’s financial statements include the

F–10

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

Oil and Natural Gas Revenues and Expenses. Oil and natural gas revenues and expenses related to the October 2011Transferred Properties and the December 2012 Transferred Properties were determined based on operating activity for the specific properties listed in the October 2011 Purchase Agreement and the December 2012 Purchase Agreement.  All oil and natural gas revenues and expense activity are included in the Partnership’s financial statements dating back to the IPO Closing Date.

General and Administrative Expenses. The general and administrative expense attributable to the October 2011Transferred Properties and the December 2012 Transferred Properties was determined by the ratio of production for the October 2011 Transferred Properties and the December 2012 Transferred Properties to the total Predecessor’s production.  This ratio was applied to the specific properties listed in the October 2011 Purchase Agreement and the December 2012 Purchase Agreement.  All general and administrative expense identified is included in the Partnership’s financial statements dating back to the IPO Closing Date.

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

Oil and Natural Gas Reserve Quantities

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

F–11

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

Pensions and Other Postretirement Benefits

We recognize the overfunded or underfunded status of the pension and postretirement benefit plans as either assets or liabilities on our consolidated balance sheet. A plan’s funded status is the difference between the fair value of the plan assets and the plan’s benefit obligation. The plan’s benefit obligation is based on estimates using management’s best estimate and judgments which includes independent actuarial service assumptions to determine the plan obligation. We record the plan’s cost and income – unrecognized losses and gains, unrecognized prior service costs and credits and any transition obligations, if any – in our statement of other comprehensive income until they are amortized into earnings as a component of benefit costs.

Asset Retirement Obligations

We have significant obligations to plug and abandon oil, natural gas and saltwater disposal wells and related equipment at the end of oil and natural gas production or saltwater disposal operations. We incur these liabilities upon acquiring or drilling a well. GAAP requires entities to record the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, changes in the present value of the liability are accreted and expensed. The capitalized asset costs are depleted as a component of the full cost pool. The fair values of additions to the ARO liability are estimated using present value techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandonment costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) inflation factors; and (iv) a credit-adjusted risk free rate. Future revisions to ARO estimates will impact the present value of existing ARO liabilities and corresponding adjustments will be made to the capitalized asset retirement costs balance. Upon settlement of liabilities related to our oil and natural gas properties, we adjust the full cost pool to the extent the actual costs differ from the recorded liability. Upon settlement of liabilities related to our other property, plant and equipment, we record a gain or loss in earnings to the extent the actual costs differ from the recorded liability. See Note 8 – Asset Retirement Obligation.

Derivatives

We monitor our exposure to various business risks, including commodity price risks and interest rate risks, and use derivatives to manage the impact of certain of these risks. Our policies do not permit the use of derivatives for speculative purposes. We use commodity derivatives for the purpose of mitigating risk resulting from fluctuations in the market price of oil and natural gas and interest rate derivatives for the purpose of mitigating risk resulting from fluctuations in interest rates.

We have elected not to designate our derivatives as hedging instruments. Derivative instruments are recognized on the balance sheet as either assets or liabilities measured at fair value. Gains and losses on derivatives are reported as nonoperating income or expense on the statements of operations in “Gain (loss) on commodity derivative contracts, net.” Gains and losses on derivatives include the cash settlement of derivative contracts and the non-cash change in fair value of the derivative instruments. See Note 6 – Fair Value Measurements and Note 7 – Derivative Activities.

Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties or groups of counterparties. The credit worthiness of the counterparties is subject to continual review. We believe the risk of nonperformance by our counterparties is low. Full performance is anticipated, and we have no past-due balances from our counterparties. In addition, although we have the ability to elect to enter into netting agreements under our derivative instruments with certain of our counterparties, we have properly presented all asset and liability positions without netting. See Note 7 – Derivative Activities.

F–12

Deferred Financing Costs

Costs incurred in connection with the execution or modification of our debt arrangements are capitalized and charged to interest expense over the term of the debt instrument. The net capitalized costs associated with our revolver are adjusted for downward revisions to the borrowing base.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, derivatives and long–term debt. The carrying amounts of our financial instruments other than derivatives and long-term debt approximate fair value because of the short-term nature of the items. Derivatives are recorded at fair value. The carrying value of our debt under the Revolving Credit Facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. The Senior Notes are recorded at historical cost. See Note 6 – Fair Value Measurements.

Contingencies

A provision for contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated. A process is used to determine when expenses should be recorded for these contingencies and the estimate of reasonable amounts for the accrual. We closely monitor known and potential legal, environmental and other contingencies, and periodically determine when we should record losses for these items based on information available. Based on management’s assessment, no contingent liabilities have been recorded by the Partnership as of December 31, 2013 or 2012, with the exception of an environmental liability acquired in the Prize Acquisition. See Note 11 – Commitments and Contingencies for further details.

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

Our oil, natural gas and natural gas liquids revenues are derived principally from uncollateralized sales to numerous companies in the oil and natural gas industry; therefore, our customers may be similarly affected by changes in economic and other conditions within the industry. We have not experienced any material credit losses on such sales in the past. See Note 17 – Significant Customers for further details.

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

F–13

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

There was no beneficial conversion feature as our common units were trading below the $21.27 per unit fair value of the Preferred Units as of December 31, 2013.

Revenue Recognition

Revenues from oil, natural gas and NGL sales are recognized upon delivery and passage of title when evidence of arrangement exists and collectability is reasonably assured. Gas imbalances are recognized using the sales method, net of any royalty interests or other profit interests in the produced product. Revenues from natural gas production may result in more or less than our pro rata share of production from certain wells. Under the sales method for natural gas sales and natural gas imbalances, when our sales volumes exceed our entitled share and the overproduced balance exceeds our share of remaining estimated proved natural gas reserves for a given property, we record a liability. See Note 16 – Accrued and Other Liabilities.

General and Administrative Expenses

The Partnership shares general and administrative expenses with other affiliates who also receive management and accounting services from QRM under a Services Agreement, as defined in Note 19 – Related Party Transactions.

Through 2012, our general and administrative expenses, for any quarter therein, were comprised of:

•	Direct general and administrative expenses incurred by QRM on our behalf (“Direct G&A”) and charged to us;
•	Administrative service fees, as discussed in Note 19 – Related Party Transactions, payable by us to QRM during the term of the Services Agreement; and
•

Our share of allocable indirect general and administrative expenses incurred by QRM on behalf of the affiliates for which it provides management services which are in excess of the administrative services fee charged to us (“Allocated G&A”).

We were not required to reimburse QRM for Allocated G&A in excess of administrative service fees during the initial term of the Services Agreement through 2012. Therefore, these allocated expenses were recorded as capital contributions from the Fund in our Consolidated Statement of Partner’s Capital. This allocation methodology, based on relative production volumes,  has been reviewed and approved by QRE GP’s board of directors, including independent directors, as a reasonable method of sharing these expenses with the Fund and provides for a reasonably accurate depiction of what our general and administrative expenses would be on a stand-alone basis without affiliations with the Fund or QRM.

After December 31, 2012, the Partnership was required to reimburse QRM for its share of allocable general and administrative expenses based on the estimated use of such services. The Partnership reimburses QRM for general and administrative expenses allocated to us based on the estimated use of such services between us and the Fund. The fee includes Direct G&A plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics. If our sponsor raises additional funds in the future, the quarterly administrative services costs will be further divided to include the sponsor’s additional funds as well. QRM has discretion to determine in good faith the proper allocation of the charges pursuant to the Services

F–14

Agreement. Management believes this allocation methodology is a reasonable method of allocating general and administrative expenses between us and the Fund and provides for a reasonably accurate depiction of what our general and administrative expenses would be on a stand-alone basis without affiliations with the Fund or QRM.

Management Incentive Fee

Under our partnership agreement, as amended, for each quarter for which we pay distributions that are equal or greater than 115% of our minimum quarterly distribution (which we refer to as our “Target Distribution”), QRE GP will be entitled to a quarterly management incentive fee, payable in cash, equal to 0.25% of a management incentive fee base. With the expiration of the subordination period on December 22, 2012 and having received three full quarters of management incentive fees, QRE GP became eligible to convert up to 80% of its fourth quarter 2012 management incentive fee for 6,133,558 Class B units. On February 22, 2013, QRE GP elected to convert 80% of their fourth quarter management incentive fee and, on March 4, 2013, received 6,133,558 Class B units. The calculation of the management incentive fee and conversion and the current year expense is discussed further in Note 19 – Related Party Transactions.

Income Taxes

We are treated as a partnership for federal income tax purposes except for the income and losses generated from our controlling interest in the ETSWDC. Our federal taxable income and losses are primarily reported on the income tax returns of the partners. We are also subject to the Texas Margin tax which is derived from our taxable income apportioned to Texas. Refer to Note 18 – Income Taxes for further details of our tax accounts.

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

We performed evaluations as of December 31, 2013 and concluded that there were no uncertain tax positions requiring recognition in our financial statements.

Net Income (Loss) per Limited Partner Unit

Net income (loss) per limited partner unit is determined by dividing net income available to the limited partners, after deducting distributions to preferred unitholders, the general partner’s 0.1% interest in net income, and net income attributable to non-controlling interest, by the weighted average number of limited partner units outstanding. Income from the October 2011 Transferred Properties and the December 2012 Transferred Properties is excluded from the calculation of net income (loss) per limited partner as the income relates to the Predecessor operations. The Preferred Units and the management incentive fee, to the extent eligible for conversion into Class B units, are contingently convertible and will be included in the denominator for diluted income per unit unless they are anti-dilutive. See Note 13 – Net Income (Loss) Per Limited Partner Unit.

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

F–15

we estimate the grant date fair value based on the fair value derived from the Monte Carlo model and record the expense using the straight-line method over the performance period.

During 2013, 2012 and 2011 we have granted awards to employees and directors of QRM who performed services for us. We record these compensation costs as direct general and administrative expenses. See Note 15 – Equity Based Compensation.

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

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The ASU clarifies that ASU 2011-11, discussed above, ordinary trade receivables and receivables are not in the scope of ASU 2011-11. This ASU issuance does not change our evaluation of ASU 2011-11 on our disclosures as noted below.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The objective of this update is to provide enhanced disclosures that will enable the users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  The amendment requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to the master netting arrangement.  This scope does not include financial and derivative instruments that either offset in accordance with U.S. GAAP or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with U.S. GAAP.  This amendment became effective for annual reporting periods beginning on or after January 1, 2013, and the interim periods within those annual periods. This update, which expanded disclosures, was adopted by us in January 2013 and did not have a material impact on our financial position, results of operations or cash flows.

NOTE 3 — OIL AND GAS ASSETS

Costs Excluded From Amortization

The following is a summary of our oil and gas properties not subject to amortization:

	December 31,	December 31,
	2013	2012
Acquisition of unevaluated properties:
Incurred in 2013	$-	$-
Incurred in 2012	4,320	11,500
Incurred in 2011 and prior	-	-
Total oil and gas properties not subject to amortization	$4,320	$11,500

The 2012 total costs excluded from the amortization base were obtained in the Prize Acquisition and the 2012 East Texas Acquisition. We believe that our evaluation activities related to all of our properties not subject to amortization will be completed within five years.

F–16

NOTE 4 —  ACQUISITIONS

Third Party Acquisitions

2013 East Texas Oil Field Acquisition

On August 6, 2013, we closed the acquisition of primarily oil properties located in East Texas (the “2013 East Texas Acquisition”) from a private seller for $107.8 million cash, subject to customary purchase price adjustments, using funds drawn on our revolving credit facility. The acquired properties (the “2013 East Texas Properties”) had estimated proved reserves of 5.9 MMBoe as of the date of the acquisition utilizing SEC case pricing. The acquisition had an effective date of June 1, 2013. The costs associated with the 2013 East Texas Acquisition of $0.4 million are recorded in “Acquisition and transaction costs” on our consolidated statements of operations for the year ended December 31, 2013. In connection with the 2013 East Texas Acquisition, we assumed an estimated environmental liability of $0.5 million. Refer to Note 11 – Commitments and Contingencies for further details. Since the closing date, revenues of $60 million and production expenses of $15.2 million related to the operation of the 2013 East Texas Properties are included in our consolidated statements of operations for year ended December 31, 2013.

In connection with the 2013 East Texas Acquisition, we also acquired a 32% interest in ETSWDC giving us control of ETSWDC as we previously owned 24%. During the fourth quarter 2013 we acquired an additional 3% from another seller giving us a 59% ownership interest as of December 31, 2013.  As of the closing date of the 2013 East Texas Acquisition, we have a controlling interest in the ETSWDC and have consolidated ETSWDC into our consolidated financial statements. In addition, our previous ownership in ETSWDC was remeasured to fair value on the acquisition date resulting in a gain of $1.3 million recognized in “Other income (expense)” in our consolidated statements of operations.

The 2013 East Texas Acquisition qualified as a business combination and was accounted for under the purchase method of accounting. The fair value measurements of the oil and gas properties, the investment in ETSWDC, and asset retirement obligations were measured using valuation techniques and unobservable inputs that convert future cash flows to a single discounted amount.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed as of the closing date:

Oil and gas properties	$105,141
Investment in ETSWDC	9,576
Asset retirement obligation	(6,069)
Other current liabilities	(884)
Net assets acquired	$107,764

The following table summarizes the estimated preliminary fair values of the ETSWDC assets and liabilities along with the fair value of the noncontrolling interest to derive our investment in ETSWDC acquired in the 2013 East Texas Acquisition.

Assets acquired and liabilities assumed:
Current assets (1)	$7,858
Property, plant and equipment, net	13,103
Other long term assets	16,215
Total assets	37,176
Liabilities:
Current liabilities	(1,761)
Asset retirement obligation	(4,607)
Pension and postretirement benefits	(12,039)
Total liabilities	(18,407)
Fair value of saltwater disposal company	18,769
Less: remeasurement of previously held interest	(3,237)
Less: fair value of noncontrolling interest	(5,956)
Fair value of ETSWDC acquired by QR Energy, LP	$9,576

(1)	Includes $3.5 million of cash and cash equivalents.

F–17

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

Other 2013 Acquisitions

During the fourth quarter of 2013, we also closed various small acquisitions of oil and gas properties with an aggregate purchase price of $22.6 million in cash, subject to customary purchase price adjustments, using funds drawn from our revolving credit facility.

2012 East Texas Oil Field Acquisition

On December 4, 2012 we closed the East Texas Oil Field Acquisition (the “2012 East Texas Acquisition"). We acquired the East Texas Oil Field Properties (the “2012 East Texas Properties”) for $214.3 million in cash after customary purchase price adjustments. The acquired properties had estimated proved reserves of 10.8 MMBoe as of December 31, 2011 utilizing SEC case pricing. The acquisition had an effective date of November 1, 2012. The costs associated with the 2012 East Texas Acquisition of $0.3 million are recorded in “Acquisition and transaction costs” in the consolidated statement of operations for the year ended December 31, 2012. The 2012 East Texas Acquisition qualified as a business combination and was accounted for under the purchase method of accounting. The fair value measurements of the oil and gas properties and asset retirement obligations were measured using valuation techniques and unobservable inputs that convert future cash flows to a single discounted amount.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition closing date:

Oil and gas properties
Evaluated (1)	$218,039
Unevaluated	5,400
Other Assets	1,900
Asset retirement obligation	(9,843)
Other current liabilities	(1,190)
Net assets acquired	$214,306

(1)	Includes receivable from seller for customary purchase price adjustments recorded in prepaid and other current assets as of December 31, 2012, which was received during 2013.

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

F–18

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition closing date:

Oil and gas properties
Evaluated	$226,670
Unevaluated	6,100
Asset retirement obligation	(4,738)
Environmental liability	(1,891)
Other current liabilities	(993)
Net assets acquired	$225,148

Pro forma Financial Data

The following unaudited pro forma income statement information for years ended December 31, 2013 and 2012 assumes the 2013 East Texas Acquisition had occurred on January 1, 2012, and the Prize Acquisition and the 2012 East Texas Acquisition had occurred on January 1, 2011. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense on the fair value of the assets acquired. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor are they indicative of future results of operations.

	Year Ended
	(Unaudited)
	December 31, 2013	December 31, 2012
	Pro Forma	Pro Forma
Total revenues	$485,284	$476,345
Operating income	$115,104	$104,327
Net income attributable to QR Energy, LP	$66,068	$107,238
Net income per unit:
Common unitholders' (basic)	$0.34	$0.75
Common unitholders' (diluted)	$0.34	$0.73
Subordinated units (basic and diluted)	$-	$0.78

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

F–19

Effective October 1, 2011, we completed our acquisition of the October 2011 Transferred Properties from the Fund in exchange for 16,666,667 Class C Convertible Preferred Units and the assumption of $227 million in debt. The net assets were recorded by the Partnership using historical book value of the Fund as the acquisition is a transaction between entities under common control. See Note 1 – Organization and Operations for further disclosures regarding this transaction.

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

NOTE 5 — INVESTMENTS

Our available for sale securities consist of investments not classified as trading securities or as held-to-maturity. Our investments are classified as “Other assets” on our consolidated balance sheet.

As of December 31, 2012, we had no available for sale investments outstanding. As of December 31, 2013, we had the following available for sale investments outstanding:

		Gross	Gross
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale securities:
Equities	$3,647	$361	$41	$3,967
Mutual funds	11,339	320	20	11,639
Exchange traded funds	2,924	217	1	3,140
Total for available-for-sale securities	$17,910	$898	$62	$18,746

During the year ended December 31, 2013 we received $8.6 million in proceeds from the sale of available-for-sale securities with a realized loss of less than $0.1 million.

We evaluate securities for other than temporary impairment on a quarterly basis and more frequently when economic or market concerns warrant such an evaluation. The unrealized losses above have been outstanding for less than six months. We have evaluated the unrealized losses above and have determined that these losses do not represent an other than temporary impairment.

NOTE 6 — FAIR VALUE MEASUREMENTS

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

F–20

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

Available for Sale Securities – The fair value of the available for sale securities are estimated using actual trade data, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources. We validate the data provided by independent pricing services to make assessments and determinations as to the ultimate valuation of its investment portfolio by comparing such pricing against other third party pricing data.

We utilize the most observable inputs available for the valuation technique utilized. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement.

The following table sets forth, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012. All fair values reflected below and on the consolidated balance sheet have been adjusted for nonperformance.

As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets from commodity derivative instruments	$89,616	$-	$89,616	$-
Available for sale securities:
Equities	3,967	3,967	-	-
Mutual funds	11,639	11,639	-	-
Exchange traded funds	3,140	3,140	-	-
	$108,362	$18,746	$89,616	$-

Liabilities from commodity derivative instruments	$7,093	$-	$7,093	$-
Liabilities from interest rate derivative instruments	10,391	-	10,391	-
	$17,484	$-	$17,484	$-

As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets from commodity derivative instruments	$122,143	$-	$122,143	$-
	$122,143	$-	$122,143	$-

Liabilities from commodity derivative instruments	$13,484	$-	$13,484	$-
Liabilities from interest rate derivative instruments	12,236	-	12,236	-
	$25,720	$-	$25,720	$-

Fair Value of Other Financial Instruments

Fair value guidance requires certain fair value disclosures, such as those on our long-term debt, to be presented in both interim and annual reports. The estimated fair value amounts of financial instruments have been determined using available market information and valuation methodologies described below.

Revolving Credit Facility – The fair value of our credit facility debt depends primarily on the current active market LIBOR. The carrying value of our credit facility debt as of December 31, 2013 approximates fair value based on the current LIBOR and is classified as a Level 2 input in the fair value hierarchy.

F–21

Derivative Premiums – The fair value of the deferred premiums on our commodity derivatives is based on the current active market LIBOR.  The carrying value of the premiums as of December 31, 2013 approximates fair value based on the current LIBOR and is classified as a Level 2 input in the fair value hierarchy.  Refer to Note 7 – Derivative Activities for further information on the derivative premiums.

Senior Notes – The fair value of the Senior Notes is measured based on inputs from quoted, unadjusted prices from over-the-counter markets for debt instruments. If the Senior Notes had been measured at fair value, we would classify them as Level 1 under the fair value hierarchy. The fair value of the Senior Notes as of December 31, 2013 was $312.2 million.

There have been no transfers between levels within the fair value measurement hierarchy during the year ended December 31, 2013.

NOTE 7 —  DERIVATIVE ACTIVITIES

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

During the year ended December 31, 2013, we entered into new oil swap contracts and basis swap contracts with settlement dates ranging from 2013 through 2017.  All of the new contracts were entered into with counterparties under our revolving credit facility. Additionally, in the fourth quarter of 2013, we converted WTI swaps to LLS swaps.

During the year ended December 31, 2012, we terminated certain oil derivative contracts that were novated to us in connection with the December 2012 Transferred Properties which were scheduled to expire at various times in 2013 and recorded $5.3 million as an adjustment to the purchase price.

The deferred premiums associated with certain of our oil and natural gas derivative instruments are $5.0 million and $4.9 million and are classified as other non-current liabilities on the consolidated balance sheets as of December 31, 2013 and 2012. These deferred premiums will be paid to the counterparty with each monthly settlement (January 2015 – December 2017) and recognized as an adjustment of Gain (loss) on commodity derivative contracts, net.

F–22

We hold commodity derivative contracts to manage our exposure to changes in the price of oil and natural gas related to our oil and natural gas production.  As of December 31, 2013, the notional volumes of our commodity derivative contracts were:

Commodity	Index	2014	2015	2016	2017
Oil positions:
Swaps
Hedged Volume (Bbls/d)	WTI	6,715	7,356	6,293	5,547
Average price ($/Bbls)		$95.30	$93.74	$90.03	$86.23
Hedged Volume (Bbls/d)	LLS	3,000	-	-	-
Average price ($/Bbls)		$99.62	-	-	-
Basis
Hedged Volume (Bbls/d)	WTS/WTI	2,400	-	-	-
Average price ($/Bbls)		$(2.10)	-	-	-
Collars
Hedged Volume (Bbls/d)	WTI	425	1,025	1,500	-
Average floor price ($/Bbls)		$90.00	$90.00	$80.00	-
Average ceiling price ($/Bbls)		$106.50	$110.00	$102.00	-

Natural gas positions:
Swaps
Hedged Volume (MMBtu/d)	Henry Hub	26,622	7,191	11,350	10,445
Average price ($/MMBtu)		$6.18	$5.34	$4.27	$4.47
Basis Swaps (1)
Hedged Volume (MMBtu/d)	Henry Hub	17,066	14,400	-	-
Average price ($/MMBtu)		$(0.19)	$(0.19)	-	-
Collars
Hedged Volume (MMBtu/d)	Henry Hub	4,966	18,000	630	595
Average floor price ($/MMBtu)		$5.74	$5.00	$4.00	$4.00
Average ceiling price ($/MMBtu)		$7.51	$7.48	$5.55	$6.15
Puts
Hedged Volume (MMBtu/d)	Henry Hub	-	420	11,350	10,445
Average price ($/MMBtu)		-	$4.00	$4.00	$4.00

(1)	Our natural gas basis swaps are used to hedge the differential between Henry Hub and various points.

Interest Rate Derivatives

In an effort to mitigate exposure to changes in market interest rates, we have entered into interest rate swaps that effectively fix the LIBOR component on our outstanding variable rate debt.  The changes in the fair value of these instruments are recorded in current earnings.

During 2013, we entered into $410 million of new interest rate swaps with termination dates through 2016.  The new contracts were entered into with various financial institutions.

On July 31, 2012, we terminated certain interest rate derivative contracts which were scheduled to expire at various times through the fourth quarter 2015 and recorded a $15 million realized loss for the early termination.

Credit Risk

By using derivative instruments to hedge exposures to changes in commodity prices and interest rates, when applicable, we are exposed to credit risk. Credit risk is the failure of a counterparty to perform under the terms of the derivative contract. When the fair value of a derivative is in an asset position, the counterparty owes the Partnership, which creates credit risk. We do not receive collateral from our counterparties. The maximum amount of loss to credit risk, based on the gross fair value of our derivative contracts, is $1.1 million as of December 31, 2013.

F–23

Financial Statement Presentation of Derivatives

The fair value of our derivatives as recorded on our balance sheet was as follows as of the dates indicated:

	December 31, 2013		December 31, 2012
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives

Commodity contracts	$89,616	$7,093	$122,143	$13,484
Interest rate contracts	-	10,391	-	12,236
	$89,616	$17,484	$122,143	$25,720

Commodity
Current	$27,485	$5,651	$45,522	$4,130
Noncurrent	62,131	1,442	76,621	9,354
	$89,616	$7,093	$122,143	$13,484
Interest
Current	$-	$5,582	$-	$4,597
Noncurrent	-	4,809	-	7,639
	$-	$10,391	$-	$12,236

Total Derivatives
Current	$27,485	$11,233	$45,522	$8,727
Noncurrent	62,131	6,251	76,621	16,993
	$89,616	$17,484	$122,143	$25,720

The following table presents our derivatives on a net basis as of the indicated periods:

	December 31, 2013		December 31, 2012
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
Gross derivatives	$89,616	$17,484	$122,143	$25,720
Netting	(2,960)	(2,960)	(11,594)	(11,594)
Net derivatives	$86,656	$14,524	$110,549	$14,126

The following table presents the impact of derivatives and their location within the consolidated statements of operations for the indicated periods:

	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Total gains (losses):
Commodity contracts (1)	$(1,217)	$53,071	$47,860
Interest rate contracts (2)	(2,913)	(10,221)	(29,426)
Total	$(4,130)	$42,850	$18,434

(1)	Gain (loss) on commodity derivative contracts is located in other income (expense) in the consolidated statements of operations.

Gain (loss) on interest rate derivative contracts is recorded as part of interest expense and is located in other income (expense) in the consolidated statements of operations.

NOTE 8 —  ASSET RETIREMENT OBLIGATIONS

The total undiscounted amount of future cash flows to settle our asset retirement obligations is estimated to be $352.5 million and $275.0 million at December 31, 2013 and 2012. Payments to settle asset retirement obligations occur over the lives of the gas properties and other plant, property and equipment, estimated to be from less than one year to 45 years.

F–24

Changes in the asset retirement obligations are presented in the following table:

	Year Ended
	December 31, 2013	December 31, 2012
Beginning of period	$126,991	$92,561
Assumed in acquisitions	13,409	14,581
Revisions to previous estimates (1)	12,911	17,278
Liabilities incurred	360	1,185
Liabilities settled	(5,806)	(4,262)
Accretion expense	7,456	5,648
End of period	$155,321	$126,991
Less: Current portion of asset retirement obligations	4,310	1,426
Asset retirement obligations - non current	$151,011	$125,565

(1)	In 2013 and 2012, we recorded an upward revision to previous estimates for our asset retirement obligations primarily due to changes in the estimated abandonment dates.

NOTE 9 — PENSIONS AND POSTRETIREMENT BENEFITS

The ETSWDC sponsors a noncontributory defined benefit pension plan and a contributory other post-retirement benefit plan (collectively, the “Plans”) covering substantially all ETSWDC employees who were employed prior to March 31, 2008. Subsequent to March 31, 2008, the Plans were closed to new employees. The tables below set forth the benefit obligation, fair value of plan assets, and the funded status of the Plans; amounts recognized in the Partnership’s financial statements; and the principal weighted average assumptions used.

Obligation and Funded Status

The Plans have accumulated benefit obligations in excess of plan assets as shown in the table below:

	December 31, 2013
	Pension Benefits	Postretirement Benefits
Projected benefit obligation	$23,592	$3,922
Accumulated benefit obligation	22,724	3,922
Fair value of plan assets	20,466	1,438

The change in the combined projected benefit obligation of the Plans and the change in the assets at fair value are as follows:

	Year Ended December 31, 2013
	Pension Benefits	Postretirement Benefits
Change in Benefit Obligation
Benefit obligation at beginning of year	$-	$-
2013 East Texas Oil Field Acquisition	24,697	8,326
Service cost	135	29
Interest cost	429	145
Plan participant contributions	-	25
Actuarial (gain) loss	(1,136)	(4,364)
Benefits paid	(533)	(239)
Benefit obligation at end of year	23,592	3,922
Change in Plan Assets
Fair value of plan assets at beginning of year	-	-
2013 East Texas Oil Field Acquisition	19,518	1,466
Actual return on plan assets	1,127	91
Employer contributions	354	95
Plan participant contributions	-	25
Benefits paid	(533)	(239)
Fair value of plan assets at end of year	20,466	1,438
Under funded status at end of year	$(3,126)	$(2,484)

F–25

Amounts Recognized in the Balance Sheet

Amounts recognized in the balance sheet consist of the following:

	Pension Benefits		Postretirement Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2013	2012	2013	2012
Current liabilities	$-	$-	$-	$-
Long-term liabilities	3,126	-	2,484	-
	$3,126	$-	$2,484	$-

Components of Net Periodic Benefit Cost and Other Comprehensive Income

Net periodic benefit costs recognized in the consolidated statements of operations consist of the following for the indicated periods:

	Pension Benefits		Postretirement Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2013	2012	2013	2012
Service cost	$135	$-	$29	$-
Interest cost	429	-	145	-
Expected return on plan assets	(529)	-	(35)	-
Net periodic postretirement benefit costs	$35	$-	$139	-

Amounts recognized in accumulated other comprehensive income consist of the following:

	Pension Benefits		Postretirement Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2013	2012	2013	2012
Prior service cost	$-	$-	$-	$-
Net actuarial gain:
Liability gain due to assumption change	735	-	(2,189)	-
Liability gain due to participant experience	401	-	(2,175)	-
Asset return gain	598	-	(56)	-
Net actuarial gain	1,734	-	(4,420)	-
Total	$1,734	$-	$(4,420)	$-

Estimated Future Benefit Payments

The following estimated benefit payments under the Plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
2014	$1,430	$180
2015	1,530	240
2016	1,530	230
2017	1,590	240
2018	1,620	250
2019-2023	8,390	1,260

The ETSWDC expects to contribute approximately $1.1 million and $0.2 million to the pension and other postretirement plan, respectively, in 2014.

F–26

Assumptions

Assumptions used to determine projected postretirement benefit obligations and postretirement costs are as follows:

	Pension Benefits		Postretirement Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2013	2012	2013	2012
Discount rate	4.50%	-	4.50%	-
Rate of compensation increase	3.00%	-	N/A	N/A
Health care cost trend rate:
Pre - 65 rate	N/A	N/A	7.00%	-
Post - 65 rate	N/A	N/A	5.00%	-
Expected long-term rates of return on plan assets	6.75%	-	6.75%	-

Assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits		Postretirement Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2013	2012	2013	2012
Discount rate	4.25%	-	4.25%	-
Expected long-term return on plan assets	6.75%	-	5.75%	-
Rate of compensation increase	3.50%	-	N/A	-

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Postretirement Benefits
	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total service and interest cost	$26	$22
Effect on postretirement benefit obligation	417	353

The following table presents the fair values of our pension plan assets by level within the fair value hierarchy, as of December 31, 2013

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Equity securities:
Pooled Funds (1)	$-	$9,239	$-	$9,239
Fixed income securities:
Pooled Funds (2)	-	11,227	-	11,227
Total investments, at fair value	$-	$20,466	$-	$20,466

(1)	Investments consist primarily of pooled separate accounts which focus on long-term growth of capital through U.S. and international securities.

(2)	Investments consist primarily of pooled separate accounts which focus on long-term growth of capital and preservation of equity though U.S. and international securities.

The following table presents the fair values of our postretirement benefit plan assets by level within the fair value hierarchy, as of December 31, 2013.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$333	$-	$-	$333
Equity securities:
Mutual Funds (1)	370	-	-	370
Fixed income securities:
Corporate bonds	735	-	-	735
Total investments, at fair value	$1,438	$-	$-	$1,438

(1)	Investments consist primarily of mutual funds which focus on growth of capital and income maximization.

F–27

Plan Investment Policies and Strategies

The investment policies for the Plans reflect the funded status of the Plans and expectations regarding our future ability to make further contributions. Long-term investment goals are to: (1) manage the assets in accordance with the legal requirements of all applicable laws; (2) produce investment returns which meet or exceed the rates of return achievable in the capital markets while maintaining the risk parameters set by the Plans’ investment committees and protecting the assets from any erosion of purchasing power; and (3) position the portfolios with a long-term risk/return orientation.

Historical performance and future expectations suggest that common stocks will provide higher total investment returns than fixed income securities over a long-term investment horizon. Short-term investments are utilized for pension payments, expenses, and other liquidity needs. As such, the Plan’s targeted asset allocation is comprised of approximately 50 percent equity securities and approximately 50 percent high-yield bonds and other fixed income securities but may be adjusted to better match the plan's liabilities over time as the funded ratio (as defined by the investment policy) changes.

The Plans’ assets are managed by a third-party investment manager. The investment manager is limited to pursuing the investment strategies regarding asset mix and purchases and sales of securities within the parameters defined in the investment policy guidelines and investment management agreement. Investment performance and risk is measured and monitored on an ongoing basis through annual investment meetings and periodic cash flow studies.

Expected long-term return on plan assets

The overall expected long-term return on plan assets assumption is determined based on an asset rate-of-return modeling tool developed by a third-party investment group. The tool utilizes underlying assumptions based on actual returns by asset category and inflation and takes into account the Plans’ asset allocations to derive an expected long-term rate of return on those assets. Capital market assumptions reflect the long-term capital market outlook. The assumptions for equity and fixed income investments are developed using a building-block approach, reflecting observable inflation information and interest rate information available in the fixed income markets. Long-term assumptions for other asset categories are based on historical results, current market characteristics and the professional judgment of our internal and external investment teams.

Fair Value Measurements

Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset class at December 31, 2013.

Cash and cash equivalents – Cash and cash equivalents include cash on deposit which are valued using a market approach and are considered Level 1.

Mutual funds – Investments in mutual funds are valued using a market approach. The shares or units held are traded on the public exchanges and such prices are Level 1 inputs.

Pooled funds – Investments in pooled funds are valued using a market approach at the net asset value of units held, but investment opportunities in such funds are limited to institutional investors on the behalf of defined benefit plans. The various funds consist of either an equity or fixed income investment portfolio with underlying investments held in U.S. and non-U.S. securities. Nearly all of the underlying investments are publicly-traded. The majority of the pooled funds are benchmarked against a relative public index. These are considered Level 2.

Corporate bonds – Investments in corporate bonds are valued using a market approach. Bonds are valued at the closing price reported on the active market on which the securities are traded and are considered Level 1.

F–28

NOTE 10 — LONG-TERM DEBT

Consolidated debt obligations consisted of the following as of the dates indicated:

	Year Ended
	December 31,
	2013	2012
Senior secured revolving credit facility	$615,000	$470,000
9.25% Senior Notes due 2020 (1)	296,593	296,076
	$911,593	$766,076

Letters of credit (2)	$23,488	$23,488

(1)	The amount is net of unamortized discount of $3.4 and $3.9 million as of December 31, 2013 and 2012, respectively.

(2)	These letters of credit relate to a reclamation deposit requirement. Refer to Note 11 – Commitments and Contingencies for details.

Revolving Credit Facility

On December 22, 2010, in connection with the IPO, the Partnership entered into a Credit Agreement along with QRE GP, OLLC as borrower, and a syndicate of banks (the “Credit Agreement”).

As of December 31, 2013, we had a $950 million borrowing base, $615.0 million of borrowings outstanding and $23.5 million of letters of credit issued resulting in $311.5 million of borrowing availability.  During 2013, our weighted-average interest rate paid on our variable debt obligation was 3.6%, excluding the impact of hedges.  At December 31, 2013, our weighted average-interest on the variable debt obligation was 2.2%, excluding the potential impact of hedges.

Effective March 2, 2014, we entered into the sixth amendment to the Credit Agreement, which permits the GP Buyout Transaction. See Note 22 – Subsequent Events.

On October 15, 2013, our revolving credit facility borrowing base increased to $950 million as a result of our semi-annual borrowing base redetermination.

Effective August 6, 2013, we entered into the fifth amendment to the Credit Agreement, which provides for the exclusion of ETSWDC as a guarantor of our credit facility.

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

As of December 31, 2013, the Credit Agreement provides for a five-year, $1.5 billion revolving credit facility maturing on April 20, 2017, with a borrowing base of approximately $950 million. The borrowing base is subject to redetermination on a semi-annual basis as of May 1 and November 1 of each year and is subject to a number of factors including quantities of proved oil and natural gas reserves, the banks’ pricing assumptions, and other various factors unique to each member bank. The borrowing base may also be reduced by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. Borrowings under the Credit Agreement are collateralized by liens on at least 80% of our oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries. Borrowings bear interest at our option of either (i) the greater of the

F–29

prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50%, or the one-month adjusted LIBOR plus 1.0%, all of which would be subject to a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum.

The Credit Agreement requires us to maintain a ratio of total debt to EBITDAX (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and also requires us to provide audited financial statements within 90 days of year end and quarterly unaudited financial statements within 45 days of quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of our forecasted production attributable to proved developed producing reserves and (ii) 85% of our forecasted production for the next two years from total proved reserves and 75% of our forecasted production from total proved reserves thereafter, in each case, based upon production estimates in the most recent reserve report. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of December 31, 2013, we were in compliance with all of the Credit Agreement covenants.

9.25% Senior Notes

On July 30, 2012, we and our wholly-owned subsidiary QRE FC, completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of our 9.25% Senior Notes, due 2020 (the “Senior Notes”). The Senior Notes were issued at 98.62% of par. We received approximately $291.2 million of cash proceeds, net of the discount and underwriting fees, with total net proceeds of approximately $290.2 million, after $1.0 million of offering costs. We used the net proceeds from the sale of the Senior Notes to repay borrowings outstanding under our credit facility. In 2012, we filed and completed a registration statement with the SEC to allow holders of the Senior Notes to exchange for registered Senior Notes that have substantially identical terms as the Senior Notes. The registration statement was declared effective on September 20, 2012 and the exchange offer was completed on November 7, 2012. We will have the option to redeem the notes, in whole or in part, at any time on or after August 1, 2016, at the specified redemption prices together with any accrued and unpaid interest to the date of redemption, except as otherwise described below. Prior to August 1, 2016, we may redeem all or any part of the notes at the “make-whole” redemption price. In addition, prior to August 1, 2015, we may at our option, redeem up to 35% of the aggregate principal amount of the notes at the redemption price with the net proceeds of a public or private equity offering. We may be required to offer to repurchase the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture governing the Senior Notes. Our and QRE FC’s obligations under the Senior Notes are guaranteed by OLLC. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of our, or any other guarantor’s, other debt; or (vii) upon merging into, or transferring all of its properties to us or another guarantor and ceasing to exist. Refer to Note 20 – Subsidiary Guarantors for further details of our guarantors.

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

F–30

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

NOTE 11 —  COMMITMENTS AND CONTINGENCIES

Services Agreement

We have entered into the Services Agreement with QRM as described in Note 18 – Related Party Transactions. Beginning January 1, 2013, QRM is entitled to a quarterly reimbursement of general and administrative charges based on the allocation of charges between the Fund and us based on the estimated use of such services by each party.  Through December 31, 2012, QRM was entitled to a quarterly administrative services fee equal to 3.5% of the Adjusted EBITDA, as defined by the Services Agreement, generated by us during the preceding quarter, calculated prior to the payment of the fee.

Property Reclamation Deposit

In connection with the December 2012 Transaction, we acquired a property reclamation deposit for future abandonment and remediation obligations. In connection with a 2006 acquisition between ExxonMobil Corporation and the Fund, $10.7 million was required to be deposited into an escrow account as security for abandonment and remediation obligations. As of December 31, 2013 and 2012, $10.7 million was recorded in other assets related to the deposit. We are required to maintain the escrow account in effect for three years after all abandonment and remediation obligations have been completed. The funds in the escrow account are not to be returned to the Partnership until the later of three years after satisfaction of all abandonment obligations or December 31, 2026. At certain dates subsequent to closing, we have the right to request a refund of a portion or all of the property reclamation deposit. Granting of the request is at the seller’s sole discretion.  In addition to the cash deposit, we were required to provide a $3.0 million letter of credit; the agreement also requires an additional $3.0 million letter of credit to be issued in favor of the seller each year through 2012. Letters of credit totaling $23.5 million are issued as of December 31, 2013.

Environmental Contingencies

As of December 31, 2013 and 2012, we have approximately $2.3 million and $1.9 million in environmental liabilities, respectively, related to the 2013 East Texas Acquisition and the Prize Acquisition.  This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially.  The environmental liability is recorded in Other liabilities on the consolidated balance sheet.  Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulation and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

NPI Obligation

As a part of the December 2012 Acquisition, we assumed a net profit interest obligation. Under the arrangement with the outside interest, we carry the working interest until historical expenditures are recovered. Once the expenditures are recovered, we will not carry the interest but will retain the future development costs and

F–31

abandonment obligation which is currently reflected in our asset retirement obligations as of December 31, 2013. The cost of this future obligation is funded through current proceeds attributable to the owner’s interest.

Lease Guarantees

The Fund has entered into various lease contracts that can routinely extend beyond five years which list the Partnership as a guarantor. In December 2012, we were named guarantor for QRM’s office lease in Houston, Texas with an approximate value of $26.8 million that terminates in 2022.  Beginning in 2013, we were allocated a portion of this obligation as part of the general and administrative expense allocation process.

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

Operating Lease Commitments

QRM is party to an office lease worth approximately $26.8 million that expires in 2022. Beginning in 2013, we were allocated a portion of this expense as part of the general and administrative expense allocation process discussed in Note 19 – Related Party Transactions.

NOTE 12 —  PARTNERS’ CAPITAL

Units Outstanding

The table below details the outstanding units as of December 31, 2013, 2012 and 2011. As of December 31, 2013, the Fund owned all preferred units.

	Class C	General	Class B	Public	Affiliated
	Preferred Units	Partner	Units	Common	Common	Subordinated
Balance - December 31, 2010	-	35,729	-	15,000,000	11,297,737	7,145,866
Underwriters' exercise of over-allotment	-	-	-	2,250,000	-	-
Vested units awarded under our Long Term Incentive
Performance Plan	-	-	-	52,798	-	-
Reduction in units to cover individuals'
tax withholdings	-	-	-	(10,519)	-	-
Preferred Units issued to Predecessor
in exchange for Transferred October 2011 Properties	16,666,667	-	-	-	-	-
Balance - December 31, 2011	16,666,667	35,729	-	17,292,279	11,297,737	7,145,866
Vested units awarded under our Long Term Incentive
Performance Plan	-	-	-	96,890	-	-
Reduction in units to cover individuals'
tax withholdings	-	-	-	(14,891)	-	-
Issuance of units to the general partner	-	15,307	-	-	-	-
Affiliated unit sale to the public	-	-	-	11,297,737	(11,297,737)	-
Conversion of Subordinated Units	-	-	-	-	7,145,866	(7,145,866)
Unit offerings	-	-	-	22,627,263	-	-
Balance - December 31, 2012	16,666,667	51,036	-	51,299,278	7,145,866	-
Vested units awarded under our Long Term Incentive
Performance Plan	-	-	-	218,460	-	-
Reduction in units to cover individuals'
tax withholdings	-	-	-	(34,475)	-	-
Management incentive fee conversion			6,133,558
Balance - December 31, 2013	16,666,667	51,036	6,133,558	51,483,263	7,145,866	-

F–32

On March 2, 2014 we completed a transaction related to our general partner interest pursuant to a Contribution Agreement. See Note 22 – Subsequent Events for more information.

On January 14, 2014, we filed an automatic registration statement on Form S-3 with the SEC to register our common units, preferred units and our debt securities, which may be co-issued by QRE FC. The registration statement also registered guarantees of debt securities by OLLC. Refer to Note 22 Subsequent Events for details.

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

On June 1, 2012, we filed a registration statement on Form S-3 with the SEC to register, among other securities, our debt securities, which may be co-issued by QRE FC. The registration statement also registered guarantees of debt securities by OLLC. Refer to Note 21 – Subsidiary Guarantors for details.

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

On January 3, 2011, the underwriters exercised their over-allotment option associated with our IPO in December 2010 in full for 2,250,000 common units issued by the Partnership at $20.00 per unit.

Common Units

The common units have limited voting rights as set forth in our partnership agreement.

Pursuant to our partnership agreement, if at any time QRE GP and its affiliates own more than 80% of the outstanding common units, QRE GP has the right, but not the obligation, to purchase all of the remaining common

F–33

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

Class C Preferred Units

On October 3, 2011 (the “Issue Date”), we amended our First Amended and Restated Agreement of Limited Partnership to designate and create the Preferred Units and set forth rights, preferences and privileges of such units including distribution rights held by the Preferred Units and us.  For the period beginning on the Issue Date and ending on December 31, 2014, we will distribute $0.21 per unit on a quarterly basis.  Beginning on January 1, 2015, distributions on Preferred Units will be the greater of $0.475 per unit or the distribution payable on Common Units with respect to such quarter. The Preferred Units are only redeemable for cash in a complete liquidation. The Preferred Units are convertible into common units under specific circumstances at the option of either the holder or the Partnership into common units representing limited partner interests in us on a one-to-one basis, subject to adjustment. The Preferred Units have the same voting rights as common units. As of December 31, 2013 we have accrued a fourth quarter distributions payable of $3.5 million to Preferred Unitholders which were paid in February 2014.

Holders could have converted the Preferred Units to common units on a one-to-one basis prior to October 3, 2013, after 30 consecutive trading days during which the volume-weighted average price for our common units equals or exceeds $27.30 per common unit. In addition, holders may convert the Preferred Units to common units on a one-to-one basis anytime on or after October 3, 2013. As of December 31, 2013 no such conversion had occurred.

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

F–34

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

These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective. As of March 2, 2014, the Fund has not requested a shelf registration be filed for the Preferred Units.

Subordinated Units

The principal difference between our common and subordinated units was that, in any quarter during the subordination period, the subordinated units were entitled to receive the minimum quarterly distribution of $0.4125 per unit ($1.65 per unit on an annualized basis) only after the common units have received their minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Accordingly, holders of subordinated units may receive a smaller distribution than holders of common units or no distribution at all. Subordinated units will not accrue arrearages.

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

•	thereafter, to QRE GP and all unitholders (other than preferred unitholders), pro rata.

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

F–35

Allocations of Net Income

Net income (loss) is reduced by noncontrolling interest and is then allocated to the preferred and Class B unitholders to the extent distributions are made or accrued to them during the period and to QRE GP to the extent of the management incentive fee. The remaining income is allocated between QRE GP and the common unitholders in proportion to their pro rata ownership during the period.

Cash Distributions

Our partnership agreement, as amended, requires that within 45 days after the end of each quarter, or at our general partner’s sole discretion, or in three equal installments within 15,  45, and 75 days following the end of each quarter, we distribute all of our available cash to preferred unitholders, in arrears, and common unitholders of record on the applicable record date, as determined by QRE GP.

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

Commencing with the fourth quarter of 2013, we will distribute to common unitholders on a monthly basis.We intend to continue to make regular cash distributions to unitholders on a monthly or quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our credit facility prohibits us from making cash distributions if any potential default or event of default, as defined in our credit facility, occurs or would result from the cash distribution.

Our partnership agreement requires us to distribute all of our available cash on a monthly or quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. We intend to fund a portion of our capital expenditures with additional borrowings or issuances of additional units. We may also borrow to make distributions to unitholders, for example, in circumstances where we believe that the distribution level is sustainable over the long term, but short-term factors have caused available cash from operations to be insufficient to pay the distribution at the current level. Our cash distribution policy reflects a basic judgment that our unitholders will be better served by us distributing our available cash, after expenses and reserves, rather than retaining it.

As of December 31, 2013, QRE GP owns a 0.1% general partner interest in us, represented by 51,036 general partner units. QRE GP has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. QRE GP’s initial 0.1% interest in distributions will be reduced if we issue additional units in the future and QRE GP does not contribute a proportionate share of capital to us to maintain its 0.1%  general partnership interest.

F–36

The following table shows the cash distributions declared or paid to date:

						Limited Partners
							Affiliated
For the period ended	Distributions to Preferred Unitholders	Distributions per Preferred Unit(1)	General Partner		Class B	Public Common	Common	Subordinated	Total Distributions to Other Unitholders	Distributions per other units

December 31, 2011 (2)	$3,424	$0.21	$16	$		$8,344	$5,368	$3,393	$17,121	$0.4750
March 31, 2012 (2)	3,500	0.21	20			17,892	-	3,394	21,306	0.4750
June 30, 2012 (2)	3,500	0.21	20			18,584	-	3,484	22,088	0.4875
September 30, 2012 (2)	3,500	0.21	20			18,529	-	3,484	22,033	0.4875
December 31, 2012 (2)	3,500	0.21	25			25,275	3,484	-	28,784	0.4875
December 31, 2012 (3)	-	-	-		2,990	-	-	-	2,990	0.4875
March 31, 2013 (2)	3,500	0.21	25		2,990	25,480	3,484	-	31,979	0.4875
June 30, 2013 (2)	3,500	0.21	25		2,990	25,475	3,484	-	31,974	0.4875
September 30, 2013 (2)	3,500	0.21	25		2,881	25,465	3,484	-	31,855	0.4875
December 31, 2013 (2)	3,500	0.21	-		-	-	-	-	-	-
December 31, 2013 (4)	-	-	8		987	8,489	1,161	-	10,645	0.1625
December 31, 2013 (5)	-	-	8		997	8,489	1,161	-	10,655	0.1625
December 31, 2013 (6)			8		997	8,489	1,161	-	10,655	0.1625

(1)	Preferred Units were prorated a quarterly distribution for the portion of the fourth quarter beginning on October 3, 2011 through December 31, 2011 in accordance with the Partnership Agreement.

(2)	Distributions were made within 45 days after the end of each quarter.

(3)	The December 31, 2012 and March 31, 2013 distributions to the Class B units were paid 45 days after the end of the first quarter 2013.

(4)

In December 2013, the Board of Directors approved the first monthly distribution of $0.1625 per unit with respect to the fourth quarter of 2013 which was paid in January 2014 to the unitholders of record as of January 13, 2014. This distribution was recorded in the fourth quarter 2013.

(5)

In January 2014, the Board of Directors approved the second monthly distribution of $0.1625 per unit with respect to the fourth quarter of 2013 which was paid in February 2014 to the unitholders of record as of February 10, 2014. For more information see Note 22 – Subsequent Events for further details.

(6)

In February 2014, the Board of Directors approved the third monthly distribution of $0.1625 per unit with respect to the fourth quarter of 2013 which will be paid in March 2014 to the unitholders of record as of March 10, 2014. For more information see Note 22 – Subsequent Events for further details.

F–37

NOTE 13 —  NET INCOME (LOSS) PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income (loss) per limited partner unit for the years ended December 31, 2013, 2012 and 2011:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net income	$61,628	$79,751	$88,295
Net income (loss) attributable to noncontrolling interest	(663)	-	-
Net income (loss) attributable to QR Energy, LP	60,965	79,751	88,295
Net (income) loss attributable to predecessor operations	-	(37,350)	(76,249)
Distribution on Class C convertible preferred units	(14,000)	(14,000)	(3,424)
Amortization of preferred unit discount	(15,553)	(14,930)	(3,638)
Distribution on Class B units	(12,838)	-	-
Net income (loss) available to other unitholders	18,574	13,471	4,984
Less: general partner's interest in net income (loss)	3,391	6,149	1,575
Limited partner's interest in net income (loss)	$15,183	$7,322	$3,409
Common unitholders' interest in net income (loss)	$15,183	$6,570	$2,730
Subordinated unitholders' interest in net income (loss)	$-	$752	$679
Net income (loss) attributable to QR Energy, LP per limited partner unit:
Common unitholders' (basic)	$0.26	$0.19	$0.10
Common unitholders' (diluted)	$0.26	$0.19	$0.10
Subordinated unitholders' (basic and diluted)	$-	$0.11	$0.10
Weighted average number of limited partner units outstanding (in thousands):
Common units (basic)	58,524	35,132	28,728
Common units (diluted) (1) (2)	58,524	35,282	28,728
Subordinated units (basic and diluted)	-	6,970	7,146

(1)

For the years ended December 31, 2013, 2012 and 2011, we had weighted average preferred units outstanding of 16,666,667,  16,666,667, and 4,109,589, respectively. For the years ended December 31, 2013, 2012 and 2011, we had 5,088,831,  zero, and zero, respectively, of weighted average Class B units outstanding. The preferred and Class B units are contingently convertible into common units and could potentially dilute earnings per unit in the future. The preferred and Class B units have been excluded in the diluted earnings per unit calculation for the years ended December 31, 2013, 2012 and 2011 as they were antidilutive for the period.

(2)

In connection with the expiration of the subordination period on December 22, 2012, the general partner had the right to convert all or a portion of the fourth quarter management incentive fee into Class B common units. In 2012, we had weighted average Class B units of 150,896 which were contingently convertible. The Class B units were included in the 2012 diluted earnings per unit calculation as they were dilutive to the period.

Net income (loss) per limited partner unit is determined by dividing the limited partners’ interest in net income, and net income available to the common unitholders, by the weighted average number of limited partner units outstanding during the period.

F–38

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

Changes in accumulated other comprehensive income / (loss) by component, net of tax, were as follows:

	Gains/(loss) on
	Available-For-Sale	Postretirement
	Securities	Benefits	Total
Accumulated comprehensive income as of December 31, 2012	$-	$-	$-
Other comprehensive income before reclassifications	631	4,061	4,692
Amounts reclassified from accumulated other comprehensive income (1)	(18)	-	(18)
Net current period other comprehensive income	613	4,061	4,674
Accumulated comprehensive income as of December 31, 2013	$613	$4,061	$4,674

Accumulated comprehensive income attributable to non-controlling interest	273	1,657	1,930
Accumulated comprehensive income attributable to QR Energy, LP	$340	$2,404	$2,744

(1)	Amounts were reclassified from accumulated other comprehensive income / (loss) into “Other income (expense), net” in the Consolidated Statement of Operations.

NOTE 15 — EQUITY-BASED COMPENSATION

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

On February 3, 2014 we filed a definitive proxy statement on Form 14/A, which provides information regarding a special meeting of limited partners to be held on March 10, 2014 to hold a unitholder vote on an amendment to our Long-Term Incentive Plan to increase the number of units under the plan by 3,000,000. See Note 22 – Subsequent Events.

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

Service Restricted Units

For the years ended December 31, 2013, 2012 and 2011, we recognized compensation expense related to the outstanding awards of $6.1 million, $3.1 million, and $1.4 million, respectively. As of December 31, 2013, we had 754,822 of Restricted Units outstanding with unrecognized grant date fair value compensation expense of $10.2 million, which we expect to be recognized over a weighted-average period of approximately 1.8 years.  The amount of unrecognized compensation expense does not necessarily represent the amount that will ultimately be recognized by us in our statements of operations.

Performance Restricted Units.

F–39

The performance awards will be earned over a three year period based on the Partnership’s performance relative to its peers in accordance with the Plan.  The final shares to be issued will range from 0 – 225% of the initial shares granted. For Performance Units, we recognize compensation expense using a straight-line amortization of the grant date fair value over the performance period. For the years ended December 31, 2013 and 2012, we recognized compensation expense related to the outstanding awards of $0.8 million and $0.2 million.  As of December 31, 2013, we had 267,489 of Performance Units outstanding with unrecognized grant date fair value compensation expense of $1.7 million, which we expect to be recognized over a weighted-average period of approximately 1.8 years.  The amount of unrecognized compensation expense does not necessarily represent the amount that will ultimately be recognized by us in our statements of operations.

The following assumptions were used for the Performance Units based on market conditions using a Monte Carlo model to estimate the grant date fair value of the awards. The four primary inputs for the Monte Carlo model are the risk-free rate, volatility of returns, correlation in movement of total unitholder return relative to a relevant peer group and the expected distribution rate. Risk-free rate was based on the Federal Reserve for treasuries equal to the remaining duration of the performance period, which was 0.4% for the 2013 and 2012 grants. Volatility was determined based on the annualized daily historical volatility, which was approximately 29% for the 2013 grants and ranged from 31% to 32% for the 2012 grants. Correlation in movement of total unitholder return was determined based on a correlation matrix that was created which identifies total shareholder return correlations for each pair of companies in the peer group, including the Partnership. The paired returns in the correlation matrix ranged from 33.7% to 56.6% for the Partnership and its peer group. The expected distribution rate is calculated using a trailing six month average for the Partnership and its peer group as of the date of grant, which was 11% and 10% for the 2013 and 2012 grants. Based on these inputs discussed above, a ranking was projected identifying the Partnership's rank relative to the peer group for each award period which determines the anticipated payout.  The weighted average grant date fair value per unit, using the method described above, was $10.03 and $10.35 for the years ended December 31, 2013 and 2012, respectively, and is being recognized ratably in expense over the service period.

Unit-Based Awards Activity

The following table summarizes the Partnership’s unit-based awards for the years ended December 31, 2013, 2012 and 2011, (in thousands, except per unit amounts):

	Number of		Number of
	Unvested	Weighted	Unvested	Weighted
	Service	Average	Performance	Average
	Restricted	Grant-Date	Restricted	Grant-Date
	Units	Fair Value	Units	Fair Value
Unvested units, December 31, 2010	148,160	$20.03	-	$-
Granted	214,588	20.51	-	-
Forfeited	(38,586)	20.75	-	-
Vested	(52,798)	20.31	-	-
Unvested units, December 31, 2011	271,364	$20.26	-	$-
Granted	437,211	18.22	121,137	10.35
Forfeited	(61,444)	19.47	(3,055)	10.45
Vested	(96,890)	20.05	-	-
Unvested units, December 31, 2012	550,241	$18.80	118,082	$10.34
Granted	491,847	17.97	149,407	10.03
Forfeited	(68,806)	18.41	-	-
Vested	(218,460)	19.01	-	-
Unvested units, December 31, 2013	754,822	$18.22	267,489	$10.17

F–40

NOTE 16 — ACCRUED AND OTHER LIABILITIES

As of December 31, 2013 and December 31, 2012 we had the following accrued and other liabilities:

	December 31, 2013	December 31, 2012
Accrued lease operating expenses	$20,297	$11,173
Accrued capital spending	16,316	6,109
Distributions payable (1)	14,155	3,500
Senior notes accrued interest	11,563	11,563
Accrued production and other taxes	6,270	7,401
Gas imbalance liability (2)	6,214	5,351
Other	4,230	1,187
	$79,045	$46,284

(1)	For the year ended December 31, 2013 and 2012, balance includes preferred distributions payable to affiliates of $3.5 million.

(2)

We account for our natural gas imbalances under the sales method. We had overproduced liabilities of $6.2 million and $5.4 million included in accrued liabilities on our consolidated balance sheets as of December 31, 2013 and December 31, 2012, respectively, for overproduced positions which were beyond ultimate recoverability of remaining natural gas reserves. As of December 31, 2013, our gross underproduced natural gas position was approximately $4.1 million (1.5 MMcf) and our gross overproduced natural gas position was approximately $6.2 million (2.1 MMcf). These gross positions were valued at $4.62 per Mcf for underproduced natural gas positions and $4.31 per Mcf for overproduced natural gas positions without regard to remaining natural gas reserves. As of December 31, 2012, our gross underproduced natural gas position was approximately $1.2 million (1.5 MMcf) and our gross overproduced natural gas position was approximately $5.4 million (2.1 MMcf). These gross positions were valued at $3.46 per Mcf for underproduced natural gas positions and $3.41 per Mcf for overproduced natural gas positions without regard to remaining natural gas reserves.

NOTE 17 — SIGNIFICANT CUSTOMERS

The following table indicates our significant customers which accounted for more than 10% of our total revenues for the periods indicated:

	December 31, 2013	December 31, 2012	December 31, 2011
Customer A	27%	33%	29%
Customer B	21%	13%	(1)
Customer C	17%	(1)	(1)
Customer D	(1)	12%	11%
Customer E	(1)	(1)	12%

(1)	These customers accounted for less than 10% of total revenues for the periods indicated.

Because there are numerous other parties available to purchase our oil and gas production, we believe that the loss of any individual purchaser would not materially affect our ability to sell our natural gas or crude oil production.

NOTE 18 —  INCOME TAXES

Our wholly owned subsidiaries are treated as partnerships for federal income tax purposes but are subject to Texas margin taxes. Our controlling interest in a privately held C-Corp is subject to federal income tax. We recorded a deferred tax asset of $1.1 million and $0.3 million related to our operations located in Texas as of December 31, 2013 and 2012 and a deferred tax liability of $3.2 million and $0.4 million as of December 31, 2013 and 2012. The deferred tax asset and deferred tax liability are presented net as a deferred tax liability of $2.1 million on the consolidated balance sheet as of December 31, 2013 and as a deferred tax liability of $0.1 million on the consolidated balance sheet as of December 31, 2012. Our provision for income taxes was a net benefit of $0.4 million and a net expense of $0.5 million and $0.9 million for years ended December 31, 2013, 2012 and 2011.

F–41

Income tax expense (benefit) is summarized as follows:

	December 31, 2013		December 31, 2012		December 31, 2011
Current	$		$		$
Federal		17		-		-
State		(66)		156		1
Total		(49)		156		1

Deferred
Federal		(202)		-		-
State		(102)		372		849
Total		(304)		372		849

Total expense income tax (benefit)		(353)		528		850

Federal income tax expense (benefit) differs from expected tax expense (computed by applying the statutory federal income tax rate of 34% to income (loss)  before income taxes) as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Computed expected tax rate	34.00%	34.00%	34.00%
Tax adjustment for partnership income	(33.55)%	(34.00)%	(34.00)%
Change in valuation allowance	(0.32)%	-%	-%
Other	(0.69)%	0.66%	0.95%
	(0.56)%	0.66%	0.95%

The tax effects of temporary differences and net operating losses that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are as follows:

	December 31, 2013		December 31, 2012
Deferred Tax Assets	$		$
Asset retirement obligation		1,740		-
Post-retirement benefit costs		845		-
Net operating losses		2,043		-
Other		-		300
Total deferred tax assets		4,628		300
Valuation allowance		(3,582)		-
Net deferred tax assets		1,046		300

Deferred Tax Liabilities
Unrealized gain on investments		223		-
Depreciation		1,847		-
Pension costs		1,031		-
Other		59		402
Total deferred tax liabilities		3,160		402

Net Deferred Tax Asset (Liability)		(2,114)		(102)

As of December 31, 2013, the total NOL carryforward consists of $6 million of federal NOL carryforwards, which expire between 2026 and 2030. The Partnership has not fully recognized the deferred tax assets for certain items in advance of their deductibility for income tax purposes due to the uncertainty of realization. The benefit of these items will be recognized in future years to the extent that such deductions are used to reduce taxable income.

As of December 31, 2013, we have not identified any uncertain tax provisions.

F–42

NOTE 19 —  RELATED PARTY TRANSACTIONS

Ownership in QRE GP by the Management of the Fund and its Affiliates

As of December 31, 2013, affiliates of the Fund owned 100% of QRE GP, and an aggregate 29.2% limited partner interest in us represented by all of our preferred units and 7,145,866 common units. In addition, QRE GP owned a 0.1% general partner interest in us, represented by 51,036 general partner units and a 7.5% limited partner interest represented by 6,133,558 Class B units.  Our Chief Executive Officer and Chief Operating Officer have a beneficial ownership in QRE GP and the Fund.

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

Beginning on January 1, 2013, QRM became entitled to a quarterly reimbursement of general and administrative charges based on the allocation of charges between the Fund and us based on the estimated use of such services by each party.  The fee included direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics.  If the Fund raises a second fund, the quarterly administrative services costs will be further divided to include the second fund as well.  QRM will have discretion to determine in good faith the proper allocation of the charges pursuant to the Services Agreement.

For the years ended December 31, 2013, 2012 and 2011, the Fund charged us $33 million, $7.3 million, and $2.5 million, respectively, in administrative services fee in accordance with the Services Agreement, and we will reimburse QRE GP for such payments it makes to QRM.

F–43

In connection with the management of our business, QRM provides services for invoicing and collecting of our revenues as well as processing of payments to our vendors. Periodically QRM remits cash to us for the net working capital received on our behalf. Changes in the affiliate (payable)/receivable balances during the years ended December 31, 2013 and 2012 are included below:

Net affiliate payable as of December 31, 2011	$3,734
Revenues and other increases	256,496
Expenditures	(208,780)
Settlements from the Fund	(51,450)
Net affiliate receivable as of December 31, 2012	-
Revenues and other increases	403,867
Expenditures	(264,092)
Settlements from the Fund	(135,860)
Net affiliate receivable as of December 31, 2013	$3,915

Other Contributions to Partners’ Capital

Other contributions to partners’ capital include the following items for the period indicated:

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Noncash general and administrative expense contributed by the Fund(1)	$-	$31,591	$17,364
Noncash general and administrative expense contributed by the Predecessor(2)	-	6,485	17,357
Fair value of interest rate derivatives novated to us from the Fund(3)	-	-	2,600
Prepaid insurance incurred by the Fund on our behalf(4)	-	-	224
Total other contributions from affiliates	$-	$38,076	$37,545

(1)	Represents our share of allocable general and administrative expenses incurred by QRM on our behalf, but not reimbursable by us.

(2)

Represents our share of allocable general and administrative expenses incurred by QRM on our behalf, but not reimbursable by us for the December 2012 Transferred Properties for the years ended December 31, 2012 and 2011 and for the October 2011 Transferred Properties for the period from January 1 to September 30, 2011.

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

Cash Contributions from the Predecessor

The following table presents cash received by the Predecessor on our behalf related to the December 2012 Transferred Properties and October 2011 Transferred Properties for the following periods prior to our acquisition of the net assets on December 28, 2012 and October 3, 2011, respectively:

	Year ended	Year ended
	December 31, 2012	December 31, 2011
Cash receipts	$(109,274)	$(204,898)
Production expenditures paid	41,528	80,889
Derivative buyup payment	-	42,653
Interest paid	4,050	9,981
Capital expenditures paid	28,723	45,868
Cash distributions to the Predecessor	$(34,973)	$(25,507)

F–44

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

For the years ended December 31, 2013, 2012 and 2011, the management incentive fee earned by QRE GP was $3.4 million, $6.1 million and $1.6 million, respectively. The fourth quarter 2012 management incentive fee was reduced by the portion of the management incentive fee converted as discussed below under General Partner’s Right to Convert Management Incentive Fee into Class B Units.

General Partner’s Right to Convert Management Incentive Fee into Class B Units

From and after the end of the subordination period and subject to the limitations described below, our general partner has the continuing right, at any time when it has received all or any portion of the management incentive fee for three full consecutive quarters and shall be entitled to receive all or a portion of the management incentive fee for a fourth consecutive quarter, to convert into Class B units up to 80%, such percentage actually converted being referred to as the Applicable Conversion Percentage, of the management incentive fee for the fourth quarter in lieu of receiving a cash payment for such portion of the management incentive fee. Any Conversion Election made during a quarter must be made before payment of the management incentive fee in respect of the previous quarter and will be effective as of the first day of such quarter, and the Class B units issued upon such conversion will be entitled to distributions as if they were outstanding on the first day of such quarter.

The number of Class B units (rounded to the nearest whole number) to be issued in connection with such a conversion will be equal to (a) the product of: (i) the Applicable Conversion Percentage; and (ii) the average of the

F–45

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

The subordination period on our subordinated units ended on December 31, 2012 and our general partner had received a management incentive fee for three full consecutive quarters.  On February 22, 2013, our general partner elected to convert 80% of the fourth quarter 2012 management incentive fee and, on March 4, 2013, received 6,133,558 Class B units which were issued and outstanding upon conversion.  The general partner received a reduced fourth quarter management incentive fee of $0.7 million and received a distribution on the Class B units related to the fourth quarter 2012.

On March 2, 2014 we completed a transaction related to our general partner interest pursuant to a Contribution Agreement. See Note 22 – Subsequent Events for more information.

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

See Note 1 – Organization and Operations and Note 4 – Acquisitions for further discussion of the acquisitions and Note 2 – Summary of Significant Accounting Policies for discussion of the basis of presentation in the financial statements.

Lease Guarantees

The Fund has entered into various lease contracts that can routinely extend beyond five years which list the Partnership as a guarantor. See Note 11 – Commitments and Contingencies.

Long–Term Incentive Plan

On December 22, 2010, in connection with the closing of the IPO, the Board of Directors of QRE GP adopted the Plan to compensate employees, officers, consultants and directors of QRE GP and those of its affiliates, including QRM, who perform services for us.  As of December 31, 2013, 2012 and 2011, we had 1,022,311,  668,323, and 271,364 unvested restricted and performance unit awards outstanding with remaining unamortized costs of $11.9 million, $9.0 million, and $4.8 million, respectively. For additional discussion regarding the Plan see Note 15 – Equity-Based Compensation.

Distributions of Available Cash to QRE GP and Affiliates

We will generally make cash distributions to our unitholders and QRE GP pro rata, including QRE GP and our affiliates. The Partnership made cash distributions to QRE GP and our affiliates during 2012 and 2013 as discussed in Note 12 – Partners’ Capital.

F–46

Our Relationship with Bank of America

Don Powell, one of our independent directors, served as an independent director of Bank of America (“BOA”) through May 2013 and did not seek re-election. BOA is a lender under our Credit Agreement.

Farmout Agreement with Related Party

In January 2014, we entered into a Farmout Agreement with Tanos Exploration II, LLC (“Tanos”), a Quantum Energy Partners affiliate, whereas Tanos is to be the operator of certain wells until completion or other termination criteria are met.

NOTE 20 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows for the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Supplemental Cash Flow Information
Cash paid during the period for interest	$46,504	$41,040	$22,465
Cash paid for income tax	-	18	-
Non-cash Investing and Financing Activities
Non-cash consideration paid for transferred properties from the Fund	$-	$-	$(354,500)
Excess consideration of fair value of transferred properties from the Fund	-	68,861	102,454
Change in accrued capital expenditures	(10,207)	(3,481)	9,551
Insurance premium financed	-	-	224
Receivable from QRE GP in connection with equity issuance	(165)	157	-
Interest rate swaps novated from the Fund	-	-	2,600
Accrued distributions	(14,155)	(3,500)	(20,545)
General and administrative expense allocated from the Fund	-	38,076	34,721
Management incentive fee accrued	-	-	(1,572)
Amortization of increasing rate distributions(1)	15,553	14,930	3,638

(1)	Amortization of increasing rate distributions is offset in the preferred unitholders’ capital account by a non-cash distribution.

NOTE 21 – SUBSIDIARY GUARANTORS

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

F–47

Condensed Consolidating Balance Sheets
	December 31, 2013
	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets
Cash	$78	$-	$10,575	$2,707	$-	$13,360
Accounts receivable	-	-	55,073	2,939	(570)	57,442
Due from affiliates	234,746	-	-	-	(230,831)	3,915
Derivative instruments	-	-	27,485	-	-	27,485
Prepaid and other current assets	-	-	1,718	141	-	1,859
Total current assets	234,824	-	94,851	5,787	(231,401)	104,061
Noncurrent assets
Oil and natural gas properties and other property and equipment, net	-	-	1,591,015	13,968	-	1,604,983
Derivative instruments	-	-	62,131	-	-	62,131
Investment in subsidiaries	711,734	-	16,478	-	(728,212)	-
Other assets	4,663	-	20,176	19,913	-	44,752
Total noncurrent assets	716,397	-	1,689,800	33,881	(728,212)	1,711,866
Total assets	$951,221	$-	$1,784,651	$39,668	$(959,613)	$1,815,927

Liabilities and Partners' Capital
Current liabilities
Current portions of asset retirement obligations	$-	$-	$4,310	$-	$-	$4,310
Due to affiliates	-	-	230,831	-	(230,831)	-
Derivative instruments	-	-	11,233	-	-	11,233
Accrued and other liabilities	25,718	-	52,100	1,797	(570)	79,045
Total current liabilities	25,718	-	298,474	1,797	(231,401)	94,588
Noncurrent liabilities
Long-term debt	296,593	-	615,000	-	-	911,593
Derivative instruments	-	-	6,251	-	-	6,251
Asset retirement obligations	-	-	145,893	5,118	-	151,011
Other liabilities	-	-	7,299	7,726	-	15,025
Total noncurrent liabilities	296,593	-	774,443	12,844	-	1,083,880
Partners' capital
QR Energy, LP partners' capital	628,910	-	711,734	25,027	(736,761)	628,910
Noncontrolling interest	-	-	-	-	8,549	8,549
Total partners' capital	628,910	-	711,734	25,027	(728,212)	637,459
Total liabilities and partners' capital	$951,221	$-	$1,784,651	$39,668	$(959,613)	$1,815,927

Condensed Consolidating Statements of Operations

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Year Ended December 31, 2013
Total revenues	$-	$-	$447,077	$10,262	$(1,710)	$455,629
Expenses
Production and disposal and related expenses	-	-	172,998	9,410	(1,710)	180,698
Depreciation, depletion and amortization	-	-	115,039	145	-	115,184
General and administrative	7,101	-	34,800	-	-	41,901
Accretion of asset retirement obligations and acquisition and transaction costs	-	-	8,831	112	-	8,943
Total expenses	7,101	-	331,668	9,667	(1,710)	346,726
Operating income	(7,101)	-	115,409	595	-	108,903
Gain (loss) on commodity derivative contracts, net	-	-	(1,217)	-	-	(1,217)
Interest expense, net, income tax expense and other income, net	(29,468)	-	(17,574)	984	-	(46,058)
Equity in earnings	97,534	-	916	-	(98,450)	-
Net (loss) income	60,965	-	97,534	1,579	(98,450)	61,628
Less: Net income attributable to noncontrolling interest	-	-	-	-	663	663
Net income (loss) attributable to QR Energy, LP	$60,965	$-	$97,534	$1,579	$(99,113)	$60,965

F–48

Condensed Consolidating Statements of Comprehensive Income

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Year Ended December 31, 2013
Net income (loss)	$60,965	$-	$97,534	$1,579	$(98,450)	$61,628
Other comprehensive income, net of tax:
Reclassification adjustment for available-for-sale securities				(18)		(18)
Change in fair value of available-for-sale securities	340	-	340	631	(680)	631
Pension and postretirement benefit:
Actuarial gain	2,404		2,404	4,061	(4,808)	4,061
Total other comprehensive income	2,744	-	2,744	4,674	(5,488)	4,674
Total comprehensive income (loss)	63,709	-	100,278	6,253	(103,938)	66,302
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	-	2,593	2,593
Comprehensive income (loss) attributable to QR Energy, LP	$63,709	$-	$100,278	$6,253	$(106,531)	$63,709

Condensed Consolidating Statements of Cash Flows

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Year Ended December 31, 2013
Net cash (used in) provided by operating activities	$(22,103)	$-	$222,997	$1,251	$-	$202,145
Cash flows from investing activities
Additions to oil and natural gas properties	-	-	(87,936)	(311)	-	(88,247)
Acquisitions	-	-	(131,715)	3,481	-	(128,234)
Distributions from subsidiaries	167,470	-	-	-	(167,470)	-
Proceeds from sale of available-for-sale securities	-	-	-	8,535	-	8,535
Purchases of available-for-sale securities	-	-	-	(10,249)	-	(10,249)
Net cash (used in) provided by investing activities	167,470	-	(219,651)	1,456	(167,470)	(218,195)
Cash flows from financing activities
Distributions to unitholders	(141,582)	-	-		-	(141,582)
Proceeds from bank borrowings	-	-	180,000	-	-	180,000
Repayments on bank/intercompany borrowings	-	-	(35,000)	-	-	(35,000)
Distributions to Parent	-	-	(167,470)	-	167,470	-
Other	(3,775)	-	(2,069)	-	-	(5,844)
Net cash (used in) provided by financing activities	(145,357)	-	(24,539)	-	167,470	(2,426)
Net increase (decrease) in cash	10	-	(21,193)	2,707	-	(18,476)
Cash at beginning of period	68	-	31,768	-	-	31,836
Cash at end of period	$78	$-	$10,575	$2,707	$-	$13,360

NOTE 22 – SUBSEQUENT EVENTS

In preparing the accompanying financial statements, we have reviewed events that have occurred after December 31, 2013, up until the issuance of the financial statements.

On January 14, 2014, we filed an automatic registration statement on Form S-3 with the SEC to register our common units, preferred units and our debt securities, which may be co-issued by QRE FC. The registration statement also registered guarantees of debt securities by OLLC.

On January 31, 2014, we closed the acquisition of primarily natural gas properties located in East Texas from a private seller for $36.0 million in cash, subject to customary purchase price adjustments, using funds drawn on our revolving credit facility.

On February 3, 2014, we filed a definitive proxy statement on Form 14/A, which provides information regarding a special meeting of limited partners to be held on March 10, 2014 to hold a unitholder vote on an amendment to our Long-Term Incentive Plan to increase the number of units under the plan by 3,000,000.

On February 20, 2014, we entered into a purchase and sale agreement of primarily oil properties located in East Texas from a private seller for $11.1 million, subject to customary purchase price adjustments.

F–49

On March 2, 2014, we completed a transaction related to our general partner interest pursuant to a Contribution Agreement, by and among the Partnership, the general partner, QR Holdings (QRE), LLC (“QRH”) and QR Energy Holdings, LLC (“QREH” and, together with QRH, the “QR Parties”), the former owners of our general partner, pursuant to which (i) the general partner reclassified its 0.1% general partner interest in the Partnership, formerly represented by 51,036 general partner units, in exchange for a non-economic general partner interest, (ii) the QR Parties contributed 100% of the limited liability company interests of the general partner to the Partnership, and (iii) the partnership agreement was amended, to, among other things, (a) terminate the management incentive fee and provide for the future issuance of up to 11.6 million Class B units, subject to certain tests, to the QR Parties and (b) provide for the election of all of the members of the board of directors of the general partner by our limited partners beginning in June 2015 (the “GP Buyout Transaction”).

 Effective March 2, 2014, we entered into the sixth amendment to the Credit Agreement, which permits the GP Buyout Transaction.

On March 3, 2014,  we filed a prospectus supplement establishing an at-the-market equity program under which the Company may sell common units with an aggregate offering price up to $100 million, from time to time, until the expiration of QR Energy’s shelf filing in June 2015.

On January 24, 2014, the Board of Directors approved the second monthly distribution of $0.1625 per unit with respect to the fourth quarter of 2013 which was paid in February 2014 to the unitholders of record as of February 10, 2014.

On February 28, 2014, the Board of Directors approved the third monthly distribution of $0.1625 per unit with respect to the fourth quarter of 2013 and will be paid in March 2014 to the unitholders of record as of March 10, 2014.  As a result of this declaration, a management incentive fee related to the fourth quarter 2013 in the amount of $1.3 million will be recognized during the three months ended March 31, 2014.

F–50

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs

The following table sets forth the capitalized costs related to our oil and natural gas producing activities as of the dates indicated:

	December 31,
	2013	2012
Evaluated oil and natural gas properties	$1,905,110	$1,656,146
Unevaluated oil and natural gas properties	4,320	11,500
Gross oil and natural gas properties	1,909,430	1,667,646
Accumulated depreciation, depletion and amortization	(318,415)	(203,377)
Net capitalized costs	$1,591,015	$1,464,269

Pursuant to the FASB’s authoritative guidance on asset retirement obligations, net capitalized costs include asset retirement costs of $125.9 million and  $104.2 million as of December 31, 2013 and 2012.

Costs Incurred

Our oil and natural gas activities are conducted in the United States. The following table summarizes the costs incurred by us for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Acquisition of oil and natural gas properties:
Evaluated	$128,234	$442,363	$-
Unevaluated	-	11,500	-
Development costs	98,142	140,037	102,606
Total	$226,376	$593,900	$102,606

Estimated Proved Reserves

Third Party Reserves Estimate. The reserve estimates as of December 31, 2013, 2012 and 2011 presented in the table below were based on reserve reports prepared by Netherland, Sewell & Associates, Inc. for 2013 and Miller & Lents, Ltd. for 2012 and 2011, independent reserve engineers, using FASB and SEC rules in effect as of December 31, 2013, 2012 and 2011.

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

F–51

Following is a summary of the proved developed and total proved oil, natural gas and NGL reserves attributed to our operations for the periods indicated:

		Natural
	Oil	Gas	NGL	Total
	(MBbl)	(MMcf)	(MBbl)	(MBoe)

Balance, December 31, 2010	36,161	243,265	1,920	78,625
Extensions	2,002	677	211	2,325
Revisions of previous estimates	4,033	(28,461)	6,873	6,162
Production	(2,594)	(16,927)	(377)	(5,792)
Balance, December 31, 2011	39,602	198,554	8,627	81,320
Extensions	1,877	4,958	257	2,960
Revisions of previous estimates	342	(12,643)	1,764	(1)
Acquisition of reserves	18,123	12,926	647	20,924
Production	(3,106)	(13,475)	(743)	(6,095)
Balance, December 31, 2012	56,838	190,320	10,552	99,110
Extensions	4,342	2,912	616	5,443
Revisions of previous estimates	8,429	(29,997)	241	3,671
Acquisition of reserves	7,229	3	163	7,393
Production	(3,823)	(11,497)	(796)	(6,535)
Balance, December 31, 2013	73,015	151,741	10,776	109,081

Proved developed reserves:
December 31, 2011	26,649	142,428	6,842	57,229
December 31, 2012	44,487	131,700	8,125	74,562
December 31, 2013	61,492	130,201	9,505	92,696
Proved undeveloped reserves:
December 31, 2011	12,953	56,126	1,785	24,092
December 31, 2012	12,351	58,620	2,427	24,549
December 31, 2013	11,524	21,540	1,272	16,385

Our total proved reserves have increased each year since 2010.  The extensions in our reserves during 2013 are primarily attributable to additional development opportunities at Jay Field resulting from updated technical analysis.  The revisions in our reserves during 2013 are primarily attributable to favorable prices and enhanced performance partially offset by a reduction in PUD reserves. The acquisitions of our reserves are primarily due to the 2013 East Texas Oil Field acquisition.

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

Our estimated proved reserves and related future net revenues and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day of-the-month prices for the prior 12 months were $96.91/Bbl for oil and $3.67/MMbtu for natural gas as of December 31, 2013; $94.71/Bbl for oil and $2.76/MMbtu for natural gas as of December 31, 2012; and $96.19/Bbl for oil and $4.12/MMbtu for natural gas as of December 31, 2011. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. As of December 31, 2013, the relevant average realized prices for oil, natural gas and NGLs were $101.75 per Bbl, $3.60 per Mcf and $40.36 per Bbl. As of December 31, 2012, the relevant average realized prices for oil, natural gas and NGLs were $96.86 per Bbl, $2.81 per Mcf and $42.16 per Bbl.  As of December 31, 2011, the relevant average realized prices for oil, natural gas and NGLs were $93.69 per Bbl, $4.28 per Mcf and $50.00 per Bbl.

Changes in the demand for oil and natural gas, inflation and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of current market value of our proved reserves.

F–52

The estimated standardized measure of discounted future net cash flows relating to our proved reserves is shown below for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Future cash inflows	$8,264,552	$6,429,372	$4,992,358
Future production and development costs	(4,108,224)	(3,199,516)	(2,383,342)
Future net cash flows	4,156,328	3,229,856	2,609,016
10% annual discount for estimated timing
of cash flows	(2,112,944)	(1,623,015)	(1,297,353)
Standardized measure of discounted future
net cash flows	$2,043,384	$1,606,841	$1,311,663

The above table does not include the effects of income taxes on future net revenues because during years ended December 31, 2013, 2012 and 2011, we were not subject to federal taxation at an entity-level. Accordingly, no provision for federal tax has been provided because taxable income is passed through to the partners. State corporate income, franchise and/or gross margins taxes have not been included due to their immateriality.

The following table sets forth the changes in the standardized measure of discounted future net cash flows applicable to our proved oil, natural gas and NGL reserves for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Beginning of period	$1,606,841	$1,311,663	$1,050,024
Extensions	171,240	37,262	42,940
Revisions of previous estimates	67,569	(29)	114,354
Acquisition of reserves	170,811	484,163	-
Changes in future development costs, net	38,493	(49,392)	(59,955)
Development costs incurred during the year
that reduce future development costs	12,146	24,352	11,994
Net change in prices	121,459	(113,366)	261,402
Sales, net of production costs	(272,700)	(228,039)	(224,012)
Changes in timing and other	(33,159)	9,061	9,914
Accretion of discount	160,684	131,166	105,002
End of period	$2,043,384	$1,606,841	$1,311,663

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data was as follows for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013
Revenues	$104,886	$105,430	$126,007	$119,306
Gross profit (1)	62,138	62,941	78,751	71,101
Operating income	18,934	24,363	37,173	28,433
Net income (loss)	(8,174)	63,614	(21,497)	27,685
Net income (loss) attributable to QR Energy, LP	(8,174)	63,614	(21,719)	27,244
Net income (loss) per limited partner unit (basic)	$(0.33)	$0.89	$(0.57)	$0.25
Net income (loss) per limited partner unit (diluted)	$(0.33)	$0.77	$(0.57)	$0.25

(1) Represents total revenues less production expenses and disposal and related operating expenses.

F–53

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012
Revenues	$94,104	$89,356	$91,128	$97,410
Gross profit (1)	61,337	53,212	55,980	57,531
Operating income	25,656	15,409	17,222	12,054
Net income (loss)	(8,226)	130,700	(44,660)	1,937
Net income (loss) per limited partner unit (basic)	$(0.49)	$2.15	$(1.25)	$(0.24)
Net income (loss) per limited partner unit (diluted)	$(0.49)	$1.67	$(1.25)	$(0.24)

(1)	Represents total revenues less production expenses.

F–54

F–55