Form 10-Q
period 2014-06-30
QR Energy, LP
filed 2014-08-06
CIK 1502012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 5, 2014,  there were 6,133,558 Class B Units, 16,666,667 Class C Preferred Units, and 58,840,314 Common Units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

QR ENERGY, LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,415	$13,360
Accounts receivable	56,116	57,442
Due from affiliates	4,380	3,915
Derivative instruments	15,065	27,485
Prepaid and other current assets	4,122	1,859
Total current assets	86,098	104,061
Noncurrent assets:
Oil and natural gas properties, using the full cost method of accounting
Evaluated	2,027,758	1,905,110
Unevaluated	3,780	4,320
Gross oil and natural gas properties	2,031,538	1,909,430
Other property, plant and equipment	15,033	14,114
Less accumulated depreciation, depletion, and amortization	(379,083)	(318,561)
Total oil and natural gas properties and other property, plant and equipment, net	1,667,488	1,604,983
Derivative instruments	14,265	62,131
Other assets	57,894	44,752
Total noncurrent assets	1,739,647	1,711,866
Total assets	$1,825,745	$1,815,927

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Current portion of asset retirement obligations	$4,356	$4,310
Derivative instruments	26,009	11,233
Accrued and other liabilities	78,619	79,045
Total current liabilities	108,984	94,588
Noncurrent liabilities:
Long-term debt	1,011,852	911,593
Deferred Class B unit obligation	153,749	-
Derivative instruments	19,471	6,251
Asset retirement obligations	156,447	151,011
Deferred taxes	2,352	2,114
Other liabilities	11,857	12,911
Total noncurrent liabilities	1,355,728	1,083,880
Commitments and contingencies (see Note 12)
Partners' capital:
Class C convertible preferred unitholders (16,666,667 units issued and outstanding as of June 30, 2014 and December 31, 2013)	396,639	388,621
General partner (zero and 51,036 units issued and outstanding as of June 30, 2014 and December 31, 2013)	-	614
Class B unitholders (6,133,558 units issued and outstanding as of June 30, 2014 and December 31, 2013)	-	-
Public common unitholders (51,618,330 and 51,483,263 units issued and outstanding as of June 30, 2014 and December 31, 2013)	63,438	313,302
Affiliated common unitholders (7,145,866 units issued and outstanding as of June 30, 2014 and December 31, 2013)	(111,288)	(76,371)
Accumulated other comprehensive income	2,912	2,744
Total QR Energy, LP partners' capital	351,701	628,910
Noncontrolling interest	9,332	8,549
Total partners' capital	361,033	637,459
Total liabilities and partners' capital	$1,825,745	$1,815,927

See accompanying notes to the consolidated financial statements

QR ENERGY, LP

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Oil and natural gas sales	$128,639	$104,638	$246,786	$208,806
Disposal, processing and other	4,667	792	9,143	1,510
Total revenues	133,306	105,430	255,929	210,316
Operating Expenses:
Production expenses	50,391	42,489	97,016	85,237
Disposal and related expenses	3,714	-	7,708	-
Depreciation, depletion and amortization	30,756	26,663	60,592	57,478
Accretion of asset retirement obligations	2,179	1,758	4,313	3,490
General and administrative	9,461	10,098	19,616	20,194
Acquisition and transaction costs	651	59	4,306	620
Total operating expenses	97,152	81,067	193,551	167,019
Operating income	36,154	24,363	62,378	43,297
Other income (expense):
Gain (loss) on commodity derivative contracts, net	(65,757)	49,523	(88,922)	33,517
Loss on Deferred Class B unit obligation	(6,732)	-	(11,972)	-
Interest expense, net	(14,449)	(10,270)	(26,669)	(21,323)
Other income , net	141	-	241	-
Total other income (expense), net	(86,797)	39,253	(127,322)	12,194
Income (loss) before income taxes	(50,643)	63,616	(64,944)	55,491
Income tax (expense) benefit, net	(257)	(2)	(352)	(51)
Net income (loss)	(50,900)	63,614	(65,296)	55,440
Less: Net income attributable to noncontrolling interest	454	-	668	-
Net income (loss) attributable to QR Energy, LP	$(51,354)	$63,614	$(65,964)	$55,440
Net income (loss) attributable to QR Energy, LP per limited partner unit:
Common unitholders' (basic)	$(1.05)	$0.89	$(3.91)	$0.58
Common unitholders' (diluted)	(1.05)	0.77	(3.91)	0.58
Weighted average number of limited partner units outstanding:
Common units (basic)	58,764	59,556	58,697	58,455
Common units (diluted)	58,764	82,356	58,697	58,455

See accompanying notes to the consolidated financial statements

QR ENERGY, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income (loss)	$(50,900)	$63,614	$(65,296)	$55,440
Other comprehensive income, net of tax:
Reclassification adjustment for available-for-sale securities	(4)	-	(18)	-
Change in fair value of available-for-sale securities (1)	318	-	391	-
Pension and postretirement benefits:
Actuarial gain (2)	(46)	-	(90)	-
Total other comprehensive income	268	-	283	-
Total comprehensive income (loss)	(50,632)	63,614	(65,013)	55,440
Less: Comprehensive income attributable to noncontrolling interest	563	-	783	-
Comprehensive income (loss) attributable to QR Energy, LP	$(51,195)	$63,614	$(65,796)	$55,440

(1) Net of income taxes of $163 and $285 for the three and six months ended June 30, 2014, respectively.
(2) Net of income taxes of $(23) and $(47) for the three and six months ended June 30, 2014, respectively.

See accompanying notes to the consolidated financial statements

QR ENERGY, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

(In thousands)

	Class C					Accumulated	Total
	Convertible			Limited Partners		Other	QR Energy, LP		Total
	Preferred	General	Class B	Public	Affiliated	Comprehensive	Partners'	Noncontrolling	Partners'
	Unitholders	Partner	Unitholders	Common	Common	Income	Capital	Interest	Capital
Balances - December 31, 2013	$388,621	$614	$-	$313,302	$(76,371)	$2,744	$628,910	$8,549	$637,459
Recognition of unit-based awards	-	-	-	3,399	-	-	3,399	-	3,399
Reduction in units to cover individuals' tax withholding	-	-	-	(601)	-	-	(601)	-	(601)
Buyout of general partner	-	(141,777)	-	-	-	-	(141,777)	-	(141,777)
Distributions to unitholders	(7,000)	(17)	(5,919)	(51,132)	(6,967)	-	(71,035)	-	(71,035)
Amortization of discount on increasing rate distributions	8,018	-	-	-	-	-	8,018	-	8,018
Noncash distribution to preferred unitholders	(8,018)	-	-	-	-	-	(8,018)	-	(8,018)
Management incentive fee earned	-	(1,399)	-	-	-	-	(1,399)	-	(1,399)
Other comprehensive income, net of tax	-	-	-	-	-	168	168	115	283
Net income (loss)	15,018	142,579	5,919	(201,530)	(27,950)	-	(65,964)	668	(65,296)
Balances - June 30, 2014	$396,639	$-	$-	$63,438	$(111,288)	$2,912	$351,701	$9,332	$361,033

See accompanying notes to the consolidated financial statements

QR ENERGY, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (1)	$(65,296)	$55,440
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	60,592	57,478
Accretion of asset retirement obligations	4,313	3,490
Recognition of unit-based awards	3,399	3,185
Loss (gain) on derivative contracts, net	91,215	(34,205)
Cash received (paid) on settlement of derivative contracts	(2,933)	14,398
Loss on deferred Class B unit obligation	11,972	-
Other items	4,249	2,999
Changes in operating assets and liabilities:
Accounts receivable and other assets	(24,693)	(14,108)
Accounts payable and other liabilities	(3,669)	4,542
Net cash provided by operating activities	79,149	93,219
Cash flows from investing activities:
Additions to oil and natural gas properties	(73,153)	(39,028)
Acquisitions	(40,434)	(2,210)
Proceeds from sale of available-for-sale securities	893	-
Purchases of available-for-sale securities	(436)	-
Net cash used in investing activities	(113,130)	(41,238)
Cash flows from financing activities:
Proceeds from issuance of units	-	80
Management incentive fee to the general partner	(1,399)	(748)
Distributions to unitholders	(70,964)	(70,752)
Units withheld for employee payroll tax obligation	(601)	(17)
Proceeds from bank borrowings	123,000	15,000
Repayments on bank borrowings	(23,000)	(5,000)
Deferred financing costs	-	(1,826)
Other	-	(888)
Net cash provided by (used in) financing activities	27,036	(64,151)
Increase (decrease) in cash	(6,945)	(12,170)
Cash and cash equivalents at beginning of period	13,360	31,836
Cash and cash equivalents at end of period	$6,415	$19,666

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

On March 2, 2014, we completed a transaction related to our general partner interest pursuant to a Contribution Agreement, by and among the Partnership, the general partner, QR Holdings (QRE), LLC (“QRH”) and QR Energy Holdings, LLC (“QREH” and, together with QRH, the “QR Parties”), the former owners of our general partner, pursuant to which (i) the general partner reclassified its 0.1% general partner interest in the Partnership, formerly represented by 51,036 general partner units, in exchange for a non-economic general partner interest, (ii) the QR Parties contributed 100% of the limited liability company interests of the general partner to the Partnership, and (iii) the partnership agreement was amended, to, among other things, (a) terminate the management incentive fee and provide for the future issuance of up to 11.6 million Class B units (the “Contingent Class B Units”), subject to certain tests described in Note 13 – Partners Capital, to the QR Parties and (b) provide for the election of all of the members of the board of directors of the general partner by our limited partners beginning in June 2015 (the “GP Buyout Transaction”).

As of June 30, 2014, our ownership structure comprised a 7.5% limited partner interest in us represented by 6,133,558 Class B units held by our affiliates and former owners of QRE GP, a 29.2% limited partner interest held by the Fund, comprised of common units and all of our preferred units, and a 63.3% limited partner interest held by the public unitholders.

On July 23, 2014, we signed a definitive merger agreement with Breitburn Energy Partners, LP (“Breitburn”). The transaction has been unanimously approved by the boards of directors of Breitburn and our general partner, including the Conflicts Committee formed by our general partner’s board of directors. The transaction is expected to close in late 2014 or early 2015. Refer to Note 21 – Subsequent Events for further details.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete annual financial statements. During interim periods, the Partnership follows the accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements for the three and six months ended June 30, 2014 and 2013 include all adjustments we believe are necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements include the accounts of the Partnership, its 100% owned subsidiaries, and investments we are deemed to control. All significant intercompany transactions have been eliminated upon consolidation. Prior period amounts have been revised to conform to current period presentation. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2014. These unaudited consolidated financial statements and other information included in this quarterly report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2013 Annual Report.

Accounting Policy Updates

The accounting policies followed by the Partnership are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2013 Annual Report. The following addition to our policies was made during the six months ended June 30, 2014 to give effect to the GP Buyout Transaction.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers: Topic 606. The objective of this update is to provide guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is prospective and is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. We are evaluating the potential impacts this ASU will have on our disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation: Topic 718. The amendments within this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with earlier adoption permitted. We are evaluating the potential impacts this ASU will have on our disclosures.

NOTE 3 – ACQUISITIONS

2014 Acquisitions

During 2014, we closed several small acquisitions of oil and natural gas properties located in East Texas from private sellers for an aggregate purchase price of $43.8 million in cash, subject to customary purchase price adjustments, using funds drawn on our revolving credit facility.

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

The following table summarizes the final fair values of the ETSWDC assets and liabilities along with the fair value of the noncontrolling interest to derive our investment in ETSWDC acquired in the 2013 East Texas Acquisition:

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

Pro Forma Information

The following unaudited consolidated income statement information provides actual results for the three and six months ended June 30, 2014 and pro forma income statement information for the three and six months ended June 30, 2013, which assumes the 2013 East Texas Acquisition had occurred on January 1, 2012. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense on the fair value of the assets acquired. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor are they indicative of future results of operations.

	Three Months Ended		Six Months Ended
	(Unaudited)		(Unaudited)
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	Actual	Pro Forma	Actual	Pro Forma
Total revenues	$133,306	$118,122	$255,929	$235,740
Operating income	$36,154	$27,246	$62,378	$48,932
Net income (loss) attributable to QR Energy, LP	$(51,354)	$66,104	$(65,964)	$60,295
Net income per unit:
Common unitholders' (basic)	$(1.05)	$0.94	$(3.91)	$0.66
Common unitholders' (diluted)	$(1.05)	$0.80	$(3.91)	$0.66

NOTE 4 – INVESTMENTS

Our available for sale securities consist of investments not classified as trading securities or as held-to-maturity. Our investments are classified as “Other assets” on our consolidated balance sheet.

As of June 30, 2014, we had the following available-for-sale investments outstanding:

	Cost	Gross	Gross
	Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Equities	$3,596	475	40	4,031
Mutual funds	10,914	622	6	11,530
Exchange traded funds	2,924	444	-	3,368
Total for available-for-sale securities	$17,434	$1,541	$46	$18,929

As of December 31, 2013, we had the following available-for-sale investments outstanding.

	Cost	Gross	Gross
	Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Equities	$3,647	361	41	3,967
Mutual funds	11,339	320	20	11,639
Exchange traded funds	2,924	217	1	3,140
Total for available-for-sale securities	$17,910	$898	$62	$18,746

During the six months ended June 30, 2014 we received $0.9 million in proceeds from the sale of available-for-sale securities with a realized loss of less than $0.1 million.

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

We utilize the most observable inputs available for the valuation technique utilized. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table sets forth, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. All fair values reflected below have been adjusted for nonperformance risk.

As of June 30, 2014	Total	Level 1	Level 2	Level 3
Assets from commodity derivative instruments	$29,330	$-	$29,330	$-
Total assets from derivative instruments	29,330	-	29,330	-
Available for sale securities:
Equities	4,031	4,031	-	-
Mutual funds	11,530	11,530	-	-
Exchange traded funds	3,368	3,368	-	-
Total available for sale securities	18,929	18,929	-	-
	$48,259	$18,929	$29,330	$-

Liabilities from commodity derivative instruments	$35,771	$-	$35,771	$-
Liabilities from interest rate derivative instruments	9,709	-	9,709	-
Deferred Class B Unit Obligation	153,749	-	-	153,749
	$199,229	$-	$45,480	$153,749

As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets from commodity derivative instruments	$89,616	$-	$89,616	$-
Available for sale securities:
Equities	3,967	3,967	-	-
Mutual funds	11,639	11,639	-	-
Exchange traded funds	3,140	3,140	-	-
Total available for sale securities	18,746	18,746	-	-
	$108,362	$18,746	$89,616	$-

Liabilities from commodity derivative instruments	$7,093	$-	$7,093	$-
Liabilities from interest rate derivative instruments	10,391	-	10,391	-
	$17,484	$-	$17,484	$-

The table below presents a reconciliation of the liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2014. There were no Level 3 instruments for the six months ended June 30, 2013. The Level 3 instruments presented in the table consists of the entitlement our former general partner owners have to receive up to an aggregate of 11.6 million Class B units.

Six Months Ended
June 30, 2014
Balance at beginning of period	$-
Recognition of deferred Class B unit obligation	141,777
Changes in fair value	11,972
Transfers in and (out) of Level 3	-
Balance at end of period	$153,749
Loss on deferred Class B unit obligation attributable to the change in fair value still held at the end of the period	$11,972

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

Revolving Credit Facility — The fair value of our revolving credit facility depends primarily on the current active market LIBOR. The carrying value of our revolving credit facility as of June 30, 2014 approximates fair value based on the current LIBOR and is classified as a Level 2 input in the fair value hierarchy.

Derivative Premiums – The fair value of the deferred premiums on our commodity derivatives is based on the current active market LIBOR.  The carrying value of the premiums as of June 30, 2014 approximates fair value based on the current LIBOR and is classified as a Level 2 input in the fair value hierarchy.  Refer to Note 6 – Derivative Activities for further information on the derivative premiums.

Senior Notes – The fair value of our senior notes is measured based on inputs from quoted, unadjusted prices from over-the-counter markets for debt instruments. If the senior notes had been measured at fair value, we would classify them as Level 1 under the fair value hierarchy. The fair value of our senior notes as of June 30, 2014 was $333.6 million.

There have been no transfers between levels within the fair value measurement hierarchy during the six months ended June 30, 2014.

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

During the six months ended June 30, 2014, we did not enter into any new oil swap and basis swap contracts. All existing contracts were entered into with the counterparties under our revolving credit facility.

The deferred premiums associated with certain of our oil and natural gas derivative instruments were $0.1 million and $5.0 million and are classified as accrued and other liabilities and other non-current liabilities on the consolidated balance sheet as of June 30, 2014 The deferred premiums associated with certain of our oil and natural gas derivative instruments were zero and $5.0 million and are classified as accrued and other liabilities and other non-current liabilities on the consolidated balance sheet as of December 31, 2013. These deferred premiums will be paid to the counterparty with each monthly settlement (January 2015 – December 2017)  and will be recognized as an adjustment of gain (loss) on commodity derivative contracts, net.

We hold commodity derivative contracts to manage our exposure to changes in the price of oil and natural gas related to our oil and natural gas production.  As of June 30, 2014,  the notional volumes of our commodity derivative contracts were:

Commodity	Index	July 1 - Dec 31, 2014	2015	2016	2017
Oil positions:
Swaps
Hedged Volume (Bbls/d)	WTI	6,709	7,356	6,293	5,547
Average price ($/Bbls)		$95.30	$93.74	$90.03	$86.23
Hedged Volume (Bbls/d)	LLS	3,000	-	-	-
Average price ($/Bbls)		$99.62	-	-	-
Basis
Hedged Volume (Bbls/d)	WTS/WTI	2,400	-	-	-
Average price ($/Bbls)		$(2.10)	-	-	-
Collars
Hedged Volume (Bbls/d)	WTI	425	1,025	1,500	-
Average floor price ($/Bbls)		$90.00	$90.00	$80.00	-
Average ceiling price ($/Bbls)		$106.50	$110.00	$102.00	-

Natural gas positions:
Swaps
Hedged Volume (MMBtu/d)	Henry Hub	26,169	7,191	11,350	10,445
Average price ($/MMBtu)		$6.13	$5.34	$4.27	$4.47
Basis Swaps (1)
Hedged Volume (MMBtu/d)	Henry Hub	17,046	14,400	-	-
Average price ($/MMBtu)		$(0.19)	$(0.19)	-	-
Collars
Hedged Volume (MMBtu/d)	Henry Hub	4,946	18,000	630	595
Average floor price ($/MMBtu)		$5.74	$5.00	$4.00	$4.00
Average ceiling price ($/MMBtu)		$7.51	$7.48	$5.55	$6.15
Puts
Hedged Volume (MMBtu/d)	Henry Hub	-	420	11,350	10,445
Average price ($/MMBtu)		-	$4.00	$4.00	$4.00

(1)	Our natural gas basis swaps are used to hedge the differential between Henry Hub and various price points.

Interest Rate Derivatives

In an effort to mitigate exposure to changes in market interest rates, we have entered into interest rate swaps that effectively fix the LIBOR component on our outstanding variable rate debt.  The changes in the fair value of these instruments are recorded in current earnings.

During the six months ended June 30, 2014, we did not enter into any new interest rate swaps. All existing contracts were entered into with various financial institutions.

Financial Statement Presentation of Derivatives

 The fair value of our derivatives as recorded on our balance sheet was as follows as of the dates indicated:

	June 30, 2014		December 31, 2013
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
Commodity contracts	$29,330	$35,771	$89,616	$7,093
Interest rate contracts	-	9,709	-	10,391
	$29,330	$45,480	$89,616	$17,484

Commodity
Current	$15,065	$20,268	$27,485	$5,651
Noncurrent	14,265	15,503	62,131	1,442
	$29,330	$35,771	$89,616	$7,093
Interest
Current	$-	$5,741	$-	$5,582
Noncurrent	-	3,968	-	4,809
	$-	$9,709	$-	$10,391

Total Derivatives
Current	$15,065	$26,009	$27,485	$11,233
Noncurrent	14,265	19,471	62,131	6,251
	$29,330	$45,480	$89,616	$17,484

The following table presents our derivatives on a net basis as of the dates indicated:

	June 30, 2014		December 31, 2013
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives

Gross derivatives	$29,330	$45,480	$89,616	$17,484
Netting	(12,188)	(12,188)	(2,960)	(2,960)
Net derivatives	$17,142	$33,292	$86,656	$14,524

The following table presents the impact of derivatives and their location within our consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total gains (losses):
Commodity contracts (1)	$(65,757)	$49,523	$(88,922)	$33,517
Interest rate swaps (2)	(1,810)	806	(2,293)	688
Total	$(67,567)	$50,329	$(91,215)	$34,205

(1)	Gain (loss) on commodity derivative contracts is located in other income (expense), net in the consolidated statements of operations.
(2)	Gain (loss) on interest rate derivatives contracts is recorded as part of interest expense, net and is located in other income (expense) in the consolidated statements of operations.

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

Changes in our asset retirement obligations for the six months ended June 30, 2014 are presented in the following table:

Six Months Ended
June 30, 2014
Beginning of period	$155,321
Assumed in acquisition	1,249
Divested	(186)
Revisions to previous estimates	690
Liabilities incurred	686
Liabilities settled	(1,270)
Accretion expense	4,313
End of period	$160,803
Less: Current portion of asset retirement obligations	(4,356)
Asset retirement obligations - non-current	$156,447

NOTE 8 – ACCRUED AND OTHER LIABILITIES

As of June 30, 2014 and December 31, 2013, accrued and other liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Accrued lease operating expenses	$18,234	$20,297
Accrued capital spending	15,820	16,316
Distributions payable	14,221	14,155
Senior notes accrued interest	11,563	11,563
Accrued production and other taxes	8,138	6,270
Gas imbalance liability	6,363	6,214
Other	4,280	4,230
Total accrued and other liabilities	$78,619	$79,045

NOTE 9 – PENSIONS AND POSTRETIREMENT BENEFITS

ETSWDC sponsors a non-contributory defined benefit pension plan and a contributory postretirement benefit plan covering substantially all its employees.

The components of net periodic benefit costs are reflected in our consolidated statements of operations in the “Disposal and related operating expense” caption as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Qualified Pension Plan				$-
Interest cost	$257	-	$514	-
Service cost	62	-	124	-
Expected return on plan assets	(337)	-	(674)	-
Net periodic pension cost (income)	$(18)	$-	$(36)	$-

Postretirement Benefits				$-
Interest cost	$43	-	$86	-
Service cost	9	-	18	-
Expected return on plan assets	(24)	-	(48)	-
Amortization of (gain)/loss	(69)	-	(137)	-
Total postretirement benefit cost (income)	$(41)	$-	$(81)	$-

NOTE 10 – LONG-TERM DEBT

As of June 30, 2014 and December 31, 2013, consolidated debt obligations consisted of the following:

	June 30, 2014	December 31, 2013
Senior secured revolving credit facility	$715,000	$615,000
9.25% Senior Notes (1)	296,852	296,593
Total long-term debt	$1,011,852	$911,593

Letters of credit (2)	$23,488	$23,488

(1)	The amount is net of unamortized discount of $3.1 million and $3.4 million as of June 30, 2014 and December 31, 2013, respectively.
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

Effective April 21, 2014, we entered into the seventh amendment to the Credit Agreement, which reduced the borrowing base from $950 million to $900 million.

As of June 30, 2014,  we had $715.0 million of borrowings outstanding with borrowing availability of $161.5 million ($900.0 million of borrowing base less $715.0 million of outstanding borrowing and $23.5 million of letters of credit) under the Credit Agreement.

As of June 30, 2014, the Credit Agreement provided for a $1.5 billion revolving credit facility maturing on April 20, 2017, with a borrowing base of $900.0 million. The borrowing base is subject to redetermination on a semi-annual basis as of May 1 and November 1 of each year and is subject to a number of factors including quantities of proved oil and natural gas reserves, the banks’ pricing assumptions, and other various factors unique to each member bank. The borrowing base may also be reduced by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. Borrowings under the Credit Agreement are collateralized by liens on at least 80% of our oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries.  ETSWDC and QRE GP are not subsidiary guarantors under our Credit Agreement.  Borrowings bear interest at our option of either (i) the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50%, or the one-month adjusted LIBOR plus 1.0%, all of which would be subject to a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum.

The Credit Agreement requires us to maintain a ratio of total debt to EBITDAX (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and also requires us to provide audited financial statements within 90 days of year end and quarterly unaudited financial statements within 45 days of quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of our forecasted production attributable to proved developed producing reserves and (ii) 85% of our forecasted production for the next two years from total proved reserves and 75% of our forecasted production from total proved reserves thereafter, in each case, based upon production estimates in the most recent reserve report. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of June 30, 2014, we were in compliance with all of the Credit Agreement covenants.

As of August 5, 2014 we had $730.0 million of borrowings outstanding with borrowing availability of $146.5 million ($900 million of borrowing base less $730.0 million of outstanding borrowing and $23.5 million of outstanding letters of credit) under the Credit Agreement.

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

The indenture governing the Senior Notes (the “Indenture”) restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale-leaseback transactions; (ii) pay distributions on, or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Senior Notes are rated investment grade by each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and we and our subsidiaries will cease to be subject to such covenants.  The Indenture also includes customary events of default. As of June 30, 2014, we were in compliance with all financial and other covenants of the Senior Notes.

NOTE 11 – DEFERRED CLASS B UNIT OBLIGATION

In connection with the GP Buyout Transaction, the former owners of the GP are entitled to receive up to 11.6 million Class B units, subject to certain tests. See Note 13 – Partners’ Capital.

As of June 30, 2014, the fair value of this obligation, which can only be settled through the issuance of Class B units, amounted to $153.7 million.  During the period from March 2, 2014 through June 30, 2014, we recognized $12.0 million in losses attributable to the fair value change in the deferred Class B unit obligation.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Property Reclamation Deposit

As of June 30, 2014 and December 31, 2013, $10.7 million is recorded in other assets on the consolidated balance sheets related a property reclamation deposit with ExxonMobil Corporation (the “Seller”). We are required to maintain the escrow account in effect for three years after all abandonment and remediation obligations have been completed. The funds in the escrow account are not to be returned to us until the later of three years after satisfaction of all abandonment obligations or December 31, 2026.  At certain dates subsequent to closing, we have the right to request a refund of a portion or all of the property reclamation deposit. Granting of the request is at the Seller’s sole discretion. In addition to the cash deposit, a letter of credit of $23.4 million is required in favor of the Seller.

NPI Obligation

As a part of our acquisition of certain oil producing properties from the Fund in December 2012, we assumed a net profit interest (“NPI”) related to the Jay field.  Under the arrangement, the NPI is payable after: (i) funds are withheld, to the extent allowable each month under the arrangement, to pay for the NPI holder’s share of future development costs and abandonment obligations, and (ii) we are reimbursed for the NPI holder’s share of excess historical productions costs.  Once the NPI holder’s share of the excess historical costs is reimbursed, the NPI will be payable monthly to the extent the NPI for that month exceeds amount withheld for that month for future development costs and abandonment obligations.  The NPI holder’s share of excess historical production costs amounted to $1.1 million and $2.9 million as of June 30, 2014 and December 31, 2013, respectively.  In addition, we will retain the NPI holder’s shares of future development costs and abandonment obligations, subject to future production, production costs, and capital spending level,  which will be paid using the funds withheld.  The NPI holder’s share along with our share of the abandonment costs is reflected in our asset retirement obligations as of June 30, 2014 and December 31, 2013.

Under the arrangement, the Partnership has the option to deposit into a separate account the funds withheld from the NPI holder for their portion of the future development costs and abandonment obligations. The account for these funds was established in the second quarter of 2014 and the balance of such account as of June 30, 2014 was $18.1 million which was recorded in other assets.

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

Environmental Contingencies

As of June 30, 2014 and December 31, 2013, we had approximately $1.8 million and $2.3 million, respectively, in environmental liabilities related to the acquisitions of oil and natural gas properties. This is management’s best estimate of the costs for remediation and restoration with respect to these environmental matters, although the ultimate cost could vary. The environmental liability is recorded in the other liabilities caption on the consolidated balance sheet.

NOTE 13 — PARTNERS’ CAPITAL

Units Outstanding

The table below details the units outstanding as of June 30, 2014 and December 31, 2013, and the changes in outstanding units for the six months ended June 30, 2014.  As of June 30, 2014, the Fund owned all preferred units and all affiliated common units.

	Class C Convertible Preferred Units	General Partner	Class B Units	Public Common	Affiliated Common
Balance - December 31, 2013	16,666,667	51,036	6,133,558	51,483,263	7,145,866
Buyout of general partner	-	(51,036)	-	-	-
Vested units awarded under our Long-Term Incentive
Performance Plan	-	-	-	168,420	-
Reduction in units to cover individuals' tax withholdings	-	-	-	(33,353)	-
Balance - June 30, 2014	16,666,667	-	6,133,558	51,618,330	7,145,866

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

Class B Units

As of June 30, 2014,  the QR Parties own a 7.5% limited partnership interest in us, represented by 6,133,558 Class B units. The Class B units are immediately convertible into common units at the election of the QR Parties. Class B units have all the rights of common units except for the right to vote on matters requiring specific approval by common unitholders, and are allocated income in an amount that is equal to their distributions.

Pursuant to the GP Buyout Transaction completed on March 2, 2014, the QR Parties are entitled to receive up to an aggregate of 11.6 million Class B units in up to four annual installments during the next six calendar years, beginning with respect to the year ending December 31, 2014. The QR Parties are entitled to receive an annual installment of such units with respect to any calendar year in which we pay a distribution of $0.4744 per unit with respect to each quarter, achieved a Distribution Coverage Ratio (as defined in our Partnership Agreement) for the year of at least 1.0 and achieve a Total Debt to EBITDAX (as defined in our Partnership Agreement) of no greater than 4.0 for each quarter during such year, unless any excess has been approved by the conflicts committee of our general partner. The Class B units have the same rights, preferences and privileges of our common units and are entitled to the same cash distributions per unit as our common units, except in liquidation where distributions are made in accordance with the respective capital accounts of the units and are convertible into an equal number of common units at the election of the holder. These Class B units may be issued as incentives without any corresponding increase in the cash distributions we pay to our unitholders, and any such Class B units issued to the QR Parties will not be subject to forfeiture should we fail to meet the issuance criteria in future periods.

Simultaneously with the execution of the definitive merger agreement with Breitburn on July 23, 2014, the Partnership entered into letter agreements with each of the QR Parties, each of which provides for the waiver by the respective QR Parties of its right to receive a portion of the Class B units to which it would otherwise be entitled as a result of the immediate vesting of certain Contingent Class B Units upon a Change of Control (as defined in our Partnership Agreement).

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

Cash Distributions

Our partnership agreement, as amended, requires that within 45 days after the end of each quarter, or at the discretion of the general partner, in three equal installments within 15,  45, and 75 days following the end of each quarter, we distribute all of our available cash to preferred unitholders, in arrears, and common unitholders of record on the applicable record date, as determined by our general partner’s Board of Directors.

The following sets forth the distributions that have been declared and paid or are payable:

					Limited Partners
						Affiliated
For the period ended	Distributions to Preferred Unitholders	Distributions per Preferred Unit	General Partner	Class B	Public Common	Common	Total Distributions to Other Unitholders	Distributions per other units

December 31, 2013 (1)	$3,500	$0.21	$-	$-	$-	$-	$-	$-
December 31, 2013 (2)	-	-	8	987	8,489	1,161	10,645	0.1625
December 31, 2013 (3)	-	-	8	987	8,488	1,161	10,644	0.1625
December 31, 2013 (4)	-	-	9	987	8,483	1,161	10,640	0.1625
March 31, 2014 (5)	-	-	-	987	8,483	1,162	10,632	0.1625
March 31, 2014 (6)	-	-	-	987	8,494	1,161	10,642	0.1625
March 31, 2014 (7)	3,500	-	-	981	8,619	1,161	10,761	0.1625
June 30, 2014 (8)	-	-	-	990	8,565	1,161	10,716	0.1625
June 30, 2014 (9)	-	-	-	990	8,565	1,161	10,716	0.1625

(1)	Distributions were made within 45 days after the end of each quarter.
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

(7)

In May 2014, the Board of Directors approved the third monthly distribution of $0.1625 per unit with respect to the first quarter 2014 which was paid in June 2014 to the unitholders of record as of June 9, 2014.

(8)

In June 2014, the Board of Directors approved the first monthly distribution of $0.1625 per unit with respect to the second quarter of 2014 which was paid in July 2014 to the unitholders of record as of July 9, 2014. This distribution was recorded in the second quarter of 2014.

(9)

In July 2014, the Board of Directors approved the second monthly distribution of $0.1625 per unit with respect to the second quarter of 2014 which will be paid in August 2014 to the unitholders of record as of August 7, 2014. This distribution will be recorded in the third quarter of 2014.

NOTE 14 – NET INCOME (LOSS) PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income per limited partner unit for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss)	$(50,900)	$63,614	$(65,296)	$55,440
Net income attributable to noncontrolling interest	(454)	-	(668)	-
Net income attributable to QR Energy, LP	(51,354)	63,614	(65,964)	55,440
Distribution on Class C convertible preferred units	(3,500)	(3,500)	(7,000)	(7,000)
Amortization of preferred unit discount	(4,030)	(3,868)	(8,018)	(7,697)
Distribution on Class B units	(2,968)	(2,990)	(5,930)	(5,980)
Net income (loss) available to other unitholders	(61,852)	53,256	(86,912)	34,763
Less: general partners' interest in net income	-	36	142,579	770
Limited partners' interest in net income (loss)	$(61,852)	$53,220	$(229,491)	$33,993
Common unitholders' interest in net income (loss)	$(61,852)	$53,220	$(229,491)	$33,993
Net income (loss) attributable to QR Energy, LP per limited partner unit:
Common unitholders' (basic)	$(1.05)	$0.89	$(3.91)	$0.58
Common unitholders' (diluted)	$(1.05)	$0.77	$(3.91)	$0.58
Weighted average number of limited partner units outstanding (in thousands) (1)
Common units (basic)	58,764	59,556	58,697	58,455
Common units (diluted)	58,764	82,356	58,697	58,455

(1)

For the three and six months ended June 30, 2014 and 2013, we had weighted average preferred units outstanding of 16,666,667. The preferred and Class B units are contingently convertible into common units and could potentially dilute earnings per unit in the future. The preferred and Class B units have not been included in the diluted earnings per unit calculation for the three and six months ended June 30, 2014 and 2013, as they were anti-dilutive for the periods. For the three and six months ended June 30, 2014, we had 11.6 million Deferred Class B units which were also not included in the diluted earnings per unit calculation as they were anti-dilutive for the period.

Net income (loss) per limited partner unit is determined by dividing the net income (loss) available to the limited partner, after deducting QRE GP’s interest in net income (loss) through the date of the GP Buyout Transaction, by the weighted average number of limited partner units outstanding during the three and six months ended June 30, 2014 and 2013.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

Changes in accumulated other comprehensive income / (loss) by component, net of tax, were as follows:

	Gains/(loss) on
	Available-For-Sale	Postretirement
	Securities	Benefits	Total
Accumulated comprehensive income as of December 31, 2013	$613	$4,061	$4,674
Other comprehensive income before reclassifications	391	-	391
Amounts reclassified from accumulated other comprehensive income (1)	(18)	(90)	(108)
Net current period other comprehensive income	373	(90)	283
Accumulated comprehensive income as of June 30, 2014	$986	$3,971	$4,957

Accumulated comprehensive income attributable to non-controlling interest	424	1,621	2,045
Accumulated comprehensive income attributable to QR Energy, LP	$562	$2,350	$2,912

(1)	Amounts were reclassified from accumulated other comprehensive income / (loss) into “Other income (expense), net” in the Consolidated Statement of Operations.

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

On March 10, 2014, we held a special meeting of our common unitholders at which our common unitholders approved the First Amendment to the QRE GP, LLC Long-Term Incentive Plan (the “Amended LTIP”). The Amended LTIP increases the number of common units available for delivery with respect to awards under the Plan so that, an additional 3 million common units are available for delivery with respect to awards under the Amended LTIP.

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

On April 22, 2013, we granted approximately 455,000 Restricted Unit awards and approximately 149,000 Performance Unit awards to employees of QRM and approximately 20,000 unit awards to independent directors of the Partnership.

On April 10, 2014, we granted approximately 550,000 Restricted Unit awards and approximately 135,000 Performance Unit awards to employees of QRM and approximately 20,000 unit awards to independent directors of the Partnership.

Service Restricted Units

For the three months ended June 30, 2014 and 2013, we recognized compensation expense related to the outstanding Restricted Units of $1.1 million and $2.0 million. For the six months ended June 30, 2014 and 2013, we recognized compensation expense related to the outstanding Restricted Units of $2.6 million and $2.9 million.

Performance Restricted Units.

The Performance Units will be earned over a three year period based on the Partnership’s performance relative to its peers in accordance with the Plan. The final units to be issued will range from 0 – 225% of the initial units granted. For the three months ended June 30, 2014 and 2013, we recognized $0.6 million and $0.2 million of compensation expense related to the Performance Units. For the six months ended June 30, 2014 and 2013, we recognized $0.8 million and $0.3 million of compensation expense related to the Performance Units.

The following table summarizes the activity of our Restricted Units and Performance Units for the six months ended June 30, 2014:

		Weighted		Weighted
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Service Restricted units	Fair Value	Performance units	Fair Value
Unvested units, December 31, 2013	754,822	$18.22	267,489	$10.17
Granted	570,274	18.00	135,208	12.33
Forfeited	(89,000)	21.00	(18,797)	10.22
Vested	(168,420)	18.15	-	-
Unvested units, June 30, 2014	1,067,676	$17.88	383,900	$10.93

NOTE 17 – INCOME TAXES

The Company is a limited partnership for federal and state income tax purposes, with the exception of the State of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders.  In addition, the Company’s controlling interest in ETSWDC is subject to federal income tax. The Company recognized income tax expense for the three months ended June 30, 2014 and 2013 of less than $0.3 million and $0.1 million.

The Company recognized income tax expense for the six months ended June 30, 2014 and 2013 of less than $0.4 million and $0.1 million.

The IRS is currently auditing the Company’s partnership federal income tax return for the year ended December 31, 2011. We are fully cooperating with the IRS in the audit process. Although no assurance can be given, we do not anticipate any change in prior period taxable income.

NOTE 18 – RELATED PARTY TRANSACTIONS

Ownership in QRE GP by the Management of the Fund and its Affiliates

Through March 2, 2014, affiliates of the Fund owned 100% of QRE GP. As of June 30, 2014, the Fund owned an aggregate 29.2%  limited partner interest in us represented by all of our Class C preferred units and 7,145,866 common units. In addition, former owners of QRE GP owned a  7.5% limited partner interest in us, represented by 6,133,558 Class B units.

Class C Agreement

Simultaneously with the execution of the definitive merger agreement with Breitburn, the Partnership entered into an agreement with the Fund parties which provides that, until the earlier of the consummation of the merger or the termination of the merger agreement with Breitburn in accordance with its terms, each Fund party will not convert the Class C units held by such Fund party into common units pursuant to such Fund party’s conversion rights under Section 5.12(b)(vii) of our Partnership Agreement. In addition, each Fund party agreed not to sell, transfer, assign, tender in any tender or exchange offer, pledge, encumber, hypothecate or dispose of, or to enter into any contract, option or other arrangement or understanding with respect to the sale, transfer, assignment, pledge, lien, hypothecation or other disposition of any Class C units.

Contracts with the Former Owners of QRE GP and its Affiliates

We have entered into agreements with the former owners of QRE GP and its affiliates. The following is a description of the activity of those agreements.

Services Agreement

QRM provides management and operational services for us and the Fund. In accordance with the Services Agreement, QRM is entitled to the reimbursement of general and administrative expenses based on the allocation of charges to us based on the estimated use of such services between us and the Fund. The reimbursement includes direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics. If our sponsor raises additional funds in the future, the quarterly allocated costs will be further divided to include the sponsor’s additional funds as well. These fees will be included in general and administrative expenses in our consolidated statement of operations. QRM will have discretion to determine in good faith the proper allocation of the charges pursuant to the Services Agreement. Management believes this allocation methodology is a reasonable method of allocating general and administrative expenses between us and the Fund and provides for a reasonably accurate depiction of what our general and administrative expenses would be on a stand-alone basis without affiliations with the Fund or QRM. For the three months ended June 30, 2014 and 2013, we were charged $7.4 million and $7.7 million in allocated general and administrative expenses from QRM. For the six months ended June 30, 2014 and 2013, we were charged $15.0 million and $16.1 million in allocated general and administrative expenses from QRM.

 In connection with the management of our business, QRM provides services for invoicing and collection of our revenues as well as processing of payments to our vendors. Periodically, QRM remits cash to us for the net working capital received on our behalf. Changes in the affiliate receivable balances during the six months ended June 30, 2014 are included below:

Net affiliate receivable as of December 31, 2013	$3,915
Revenues and other increases	233,430
Expenditures	(186,153)
Settlements from the Fund	(46,812)
Net affiliate receivable as of June 30, 2014	$4,380

As further described in Note 21 – Subsequent Events, simultaneously with the execution of the definitive merger agreement with Breitburn on July 23, 2014, Breitburn entered into a Transaction, Voting and Support Agreement with the Fund and QR Parties, which provides for, among other things, the termination of the Services Agreement.

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

For the six months ended June 30, 2014, the management fee recognized was $1.4 million related to the fourth quarter of 2013. For the six months ended June 30, 2013, the management incentive fee recognized was $0.7 million related to the fourth quarter of 2012. No management incentive fee was earned related to the first quarter 2013 due to the adjusted operating surplus limitation.

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

Waiver of Issuance of Contingent Class B Units

Simultaneously with the execution of the definitive merger agreement with Breitburn on July 23, 2014, the Partnership entered into letter agreements with each of the QR Parties, each of which provides for the waiver by the respective QR Parties of its right to receive a portion of the Class B units to which it would otherwise be entitled as a result of the immediate vesting of certain Contingent Class B Units upon a Change of Control (as defined in our Partnership Agreement).

Long–Term Incentive Plan

The Plan provides compensation for employees, officers, consultants and directors of the Partnership and its affiliates, including QRM, who perform services for us. As of June 30, 2014 and December 31, 2013,  1,451,576 and 1,022,311 restricted units were outstanding under the Amended LTIP and Plan, respectively. For additional discussion regarding the Plan see Note 16 – Unit-Based Compensation.

Distributions of Available Cash to Former Owners of QRE GP and Affiliates

We generally make cash distributions to our common and affiliated common unitholders pro rata, including former owners of QRE GP and its affiliates. Refer to Note 13 – Partners’ Capital for details on the distributions.

NOTE 19 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows for the periods indicated:

	Six Months Ended
	June 30, 2014	June 30, 2013
Supplemental Cash Flow Information
Cash paid during the period for interest	$25,834	$22,647
Non-cash Investing and Financing Activities
Change in accrued capital expenditures	(496)	11,565
Amortization of increasing rate distributions(1)	8,018	7,697
Recognition of deferred Class B unit obligations	141,777	-

(1)	Amortization of increasing rate distributions is offset in the preferred unitholders’ capital account by a non-cash distribution.

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

Condensed Consolidating Balance Sheets
	June 30, 2014
	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets
Cash	$73	$-	$3,064	$3,278	$-	$6,415
Accounts receivable	-	-	53,617	2,979	(480)	56,116
Due from affiliates	201,782	-	-	-	(197,402)	4,380
Derivative instruments	-	-	15,065	-	-	15,065
Prepaid and other current assets	-	-	3,841	281	-	4,122
Total current assets	201,855	-	75,587	6,538	(197,882)	86,098
Noncurrent assets
Oil and natural gas properties and other property and equipment, net	-	-	1,652,732	14,756	-	1,667,488
Derivative instruments	-	-	14,265	-	-	14,265
Investment in subsidiaries	603,871	-	17,613	-	(621,484)	-
Other assets	22,360	-	15,442	20,092	-	57,894
Total noncurrent assets	626,231	-	1,700,052	34,848	(621,484)	1,739,647
Total assets	828,086	-	1,775,639	41,386	(819,366)	1,825,745

Liabilities and Partners' Capital
Current liabilities
Current portions of asset retirement obligations	$-	$-	$4,356	$-	$-	$4,356
Due to affiliates	-	-	197,402	-	(197,402)	-
Derivative instruments	-	-	26,009	-	-	26,009
Accrued and other liabilities	25,784	-	51,519	1,796	(480)	78,619
Total current liabilities	25,784	-	279,286	1,796	(197,882)	108,984
Noncurrent liabilities
Long-term debt	296,852	-	715,000	-	-	1,011,852
Deferred Class B unit obligation	153,749	-	-	-	-	153,749
Derivative instruments	-	-	19,471	-	-	19,471
Asset retirement obligations	-	-	151,182	5,265	-	156,447
Other liabilities	-	-	6,829	7,380	-	14,209
Total noncurrent liabilities	450,601	-	892,482	12,645	-	1,355,728
Partners' capital
QR Energy, LP partners' capital	351,701	-	603,871	26,945	(630,816)	351,701
Noncontrolling interest	-	-	-	-	9,332	9,332
Total partners' capital	351,701	-	603,871	26,945	(621,484)	361,033
Total liabilities and partners' capital	$828,086	$-	$1,775,639	$41,386	$(819,366)	$1,825,745

Condensed Consolidating Balance Sheets
	December 31, 2013
	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets
Cash	$78	$-	$10,575	$2,707	$-	$13,360
Accounts receivable	-	-	55,073	2,939	(570)	57,442
Due from affiliates	234,746	-	-	-	(230,831)	3,915
Derivative instruments	-	-	27,485	-	-	27,485
Prepaid and other current assets	-	-	1,718	141	-	1,859
Total current assets	234,824	-	94,851	5,787	(231,401)	104,061
Noncurrent assets
Oil and natural gas properties and other property and equipment, net	-	-	1,591,015	13,968	-	1,604,983
Derivative instruments	-	-	62,131	-	-	62,131
Investment in subsidiaries	711,734	-	16,478	-	(728,212)	-
Other assets	4,663	-	20,176	19,913	-	44,752
Total noncurrent assets	716,397	-	1,689,800	33,881	(728,212)	1,711,866
Total assets	$951,221	$-	$1,784,651	$39,668	$(959,613)	$1,815,927

Liabilities and Partners' Capital
Current liabilities
Current portions of asset retirement obligations	$-	$-	$4,310	$-	$-	$4,310
Due to affiliates	-	-	230,831	-	(230,831)	-
Derivative instruments	-	-	11,233	-	-	11,233
Accrued and other liabilities	25,718	-	52,100	1,797	(570)	79,045
Total current liabilities	25,718	-	298,474	1,797	(231,401)	94,588
Noncurrent liabilities
Long-term debt	296,593	-	615,000	-	-	911,593
Derivative instruments	-	-	6,251	-	-	6,251
Asset retirement obligations	-	-	145,893	5,118	-	151,011
Other liabilities	-	-	7,299	7,726	-	15,025
Total noncurrent liabilities	296,593	-	774,443	12,844	-	1,083,880
Partners' capital
QR Energy, LP partners' capital	628,910	-	711,734	25,027	(736,761)	628,910
Noncontrolling interest	-	-	-	-	8,549	8,549
Total partners' capital	628,910	-	711,734	25,027	(728,212)	637,459
Total liabilities and partners' capital	$951,221	$-	$1,784,651	$39,668	$(959,613)	$1,815,927

Condensed Consolidating Statements of Operations

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Three Months Ended June 30, 2014
Total revenues	$-	$-	$127,544	$7,177	$(1,415)	$133,306
Expenses
Production and disposal and related expenses	-	-	49,728	5,792	(1,415)	54,105
Depreciation, depletion and amortization	-	-	30,656	100	-	30,756
General and administrative	1,678	-	7,783	-	-	9,461
Accretion of asset retirement obligations and acquisition and transaction costs	-	-	2,756	74	-	2,830
Total expenses	1,678	-	90,923	5,966	(1,415)	97,152
Operating income	(1,678)	-	36,621	1,211	-	36,154
Loss on commodity derivative contracts	-	-	(65,757)	-	-	(65,757)
Interest expense, net, income tax expense and other income, net	(7,244)	-	(7,225)	(96)	-	(14,565)
Loss on Deferred Class B unit obligation	(6,732)	-	-	-	-	(6,732)
Equity in earnings (loss)	(35,700)	-	661	-	35,039	-
Net (loss) income	(51,354)	-	(35,700)	1,115	35,039	(50,900)
Less: Net income attributable to noncontrolling interest	-	-	-	-	454	454
Net income (loss) attributable to QR Energy, LP	$(51,354)	$-	$(35,700)	$1,115	$34,585	$(51,354)

Condensed Consolidating Statements of Operations

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Six Months Ended June 30, 2014
Total revenues	$-	$-	$244,961	$13,634	$(2,666)	$255,929
Expenses
Production and disposal and related expenses	-	-	95,747	11,643	(2,666)	104,724
Depreciation, depletion and amortization	-	-	60,391	201	-	60,592
General and administrative	3,492	-	16,124	-	-	19,616
Accretion of asset retirement obligations and acquisition and transaction costs	-	-	8,471	148	-	8,619
Total expenses	3,492	-	180,733	11,992	(2,666)	193,551
Operating income	(3,492)	-	64,228	1,642	-	62,378
Loss on commodity derivative contracts	-	-	(88,922)	-	-	(88,922)
Interest expense, net, income tax expense and other income, net	(14,488)	-	(12,288)	(4)	-	(26,780)
Loss on Deferred Class B unit obligation	(11,972)	-	-	-	-	(11,972)
Equity in earnings	(36,012)	-	970	-	35,042	-
Net (loss) income	(65,964)	-	(36,012)	1,638	35,042	(65,296)
Less: Net income attributable to noncontrolling interest	-	-	-	-	668	668
Net income (loss) attributable to QR Energy, LP	$(65,964)	$-	$(36,012)	$1,638	$34,374	$(65,964)

Condensed Consolidating Statements of Comprehensive Income

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Three Months Ended June 30, 2014
Net income (loss)	$(51,354)	$-	$(35,700)	$1,115	$35,039	$(50,900)
Other comprehensive income, net of tax:
Reclassification adjustment for avail-for-sale securities	-	-	-	(4)	-	(4)
Change in fair value of available-for-sale securities	187	-	187	318	(374)	318
Pension and postretirement benefit:
Actuarial gain	(28)	-	(28)	(46)	56	(46)
Total other comprehensive income	159	-	159	268	(318)	268
Total comprehensive income (loss)	(51,195)	-	(35,541)	1,383	34,721	(50,632)
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	-	563	563
Comprehensive income (loss) attributable to QR Energy, LP	$(51,195)	$-	$(35,541)	$1,383	$34,158	$(51,195)

Condensed Consolidating Statements of Comprehensive Income

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Six Months Ended June 30, 2014
Net income (loss)	$(65,964)	$-	$(36,012)	$1,638	$35,042	$(65,296)
Other comprehensive income, net of tax:
Reclassification adjustment for available-for-sale securities	-	-	-	(18)	-	(18)
Change in fair value of available-for-sale securities	221	-	221	391	(442)	391
Pension and post retirement befefit:
Actuarial gain	(53)	-	(53)	(90)	106	(90)
Total other comprehensive income	168	-	168	283	(336)	283
Total comprehensive income (loss)	(65,796)	-	(35,844)	1,921	34,706	(65,013)
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	-	783	783
Comprehensive income (loss) attributable to QR Energy, LP	$(65,796)	$-	$(35,844)	$1,921	$33,923	$(65,796)

Condensed Consolidating Statements of Cash Flows

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Six Months Ended June 30, 2014
Net cash (used in) provided by operating activities	$(14,566)	$-	$92,612	$1,103	$-	$79,149
Cash flows from investing activities
Additions to oil and natural gas properties	-	-	(72,164)	(989)	-	(73,153)
Acquisitions	-	-	(40,434)	-	-	(40,434)
Distributions from subsidiaries	87,525	-	-	-	(87,525)	-
Proceeds from sale of available-for-sale securities	-	-	-	893	-	893
Purchases of available-for-sale securities	-	-	-	(436)	-	(436)
Net cash (used in) provided by investing activities	87,525	-	(112,598)	(532)	(87,525)	(113,130)
Cash flows from financing activities
Distributions to unitholders	(70,964)	-	-	-	-	(70,964)
Proceeds from bank borrowings	-	-	100,000	-	-	100,000
Distributions to Parent	-	-	(87,525)	-	87,525	-
Other	(2,000)	-	-	-	-	(2,000)
Net cash (used in) provided by financing activities	(72,964)	-	12,475	-	87,525	27,036
Net increase (decrease) in cash	(5)	-	(7,511)	571	-	(6,945)
Cash at beginning of period	78	-	10,575	2,707	-	13,360
Cash at end of period	$73	$-	$3,064	$3,278	$-	$6,415

NOTE 21 – SUBSEQUENT EVENTS

In preparing the accompanying financial statements, we have reviewed events that have occurred after June 30, 2014, through the issuance of the financial statements.

On June 27 2014, the Board of Directors approved the first monthly distribution of $0.1625 per unit with respect to the second quarter of 2014 which was paid in July 2014 to the unitholders of record as of July 9, 2014.

On July 28, 2014,  the Board of Directors approved the second monthly distribution of $0.1625 per unit with respect to the first quarter of 2014 which will be paid in August 2014 to the unitholders of record as of August 7, 2014. This distribution will be recorded in the third quarter 2014.

On July 23, 2014, the Partnership entered into an Agreement and Plan of Merger dated as of July 23, 2014 (the “Merger Agreement”), by and among the Partnership, QRE GP, Breitburn, a Delaware limited partnership, Breitburn GP LLC, a Delaware limited liability company and the general partner of Breitburn, and Boom Merger Sub, LLC, a Delaware limited liability company and newly formed, wholly owned subsidiary of Breitburn (“Merger Sub”). Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Partnership (the “Merger”), with the Partnership continuing as the surviving entity and as a wholly owned subsidiary of Breitburn. The Merger Agreement was approved by the board of directors of our general partner on July 23, 2014.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common unit and Class B unit of the Partnership issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.9856 Breitburn common units (“Breitburn Units”) (such consideration, the “Unit Consideration”) or, in the case of fractional Breitburn Units, cash (without interest and rounded up to the nearest whole cent) in an amount equal to the product of (i) such fractional part of a Breitburn Unit multiplied by (ii) the average closing price for a Breitburn Unit as reported on the NASDAQ (the “NASDAQ”) for the ten consecutive full trading days ending at the close of trading on the closing date of the Merger (the “Closing Date”). In addition, at the Effective Time, each of the Class C convertible preferred units of the Partnership issued and outstanding immediately prior to the Effective Time will be converted into the right to receive cash in an amount equal to (i) $350 million divided by (ii) the number of Class C convertible preferred units outstanding immediately prior to the Effective Time. A number of Class B units issuable upon a change of control of the Partnership equal to (i) 6,748,067, minus (ii) the excess of (A) the number of performance units that vest and are settled in common units of the Partnership in connection with the Merger over (B) 383,900 will be issued and treated as outstanding Class B units and converted into the right to receive the Unit Consideration. In addition, (i) each restricted common unit that is outstanding pursuant to the Partnership’s long-term incentive plan will vest upon the Effective Time and be converted into the right to receive the Unit Consideration and (ii) immediately prior to the Effective Time each performance unit granted pursuant to the Partnership’s long-term incentive plan will vest and be settled with respect to the number of common units issuable determined based on actual attainment of the applicable performance goal(s) as of two business days prior to the Effective Time, with such resulting common units converted at the Effective Time into the right to receive the Unit Consideration.

The merger is expected to be tax free to the Partnership and tax free to the holders of common units (except to the extent of cash received in lieu of fractional Breitburn Units or any other actual or constructive distribution of cash, including as a result of any decrease in partnership liabilities pursuant to Section 752 of the Internal Revenue Code).

Simultaneously with the execution of the Merger Agreement, Breitburn entered into a Transaction, Voting and Support Agreement (the “Voting Agreement”) dated as of July 23, 2014 with the Fund and the QR Parties, which provides for, among other things (i) that the Fund and QR Parties will vote all common units, Class B units and Class C units owned by the them in favor of the Merger and the adoption of the Merger Agreement at any meeting of the Partnership’s unitholders called for such purpose and against any alternative proposal or any proposal made in opposition to adoption of the Merger Agreement and (ii) the termination of certain related party agreements, including the (a) the Services Agreement by and among the Partnership, the General Partner, QRE Operating, LLC and Quantum Resources Management, LLC dated December 22, 2010, (b) the Omnibus Agreement by and among the Partnership, General Partner, the Fund, QA Holdings, LP and QA Global GP, LLC, dated December 22, 2010 and (c) the Stakeholders’Agreement by and among the Partnership and the Fund, dated as of September 29, 2010.

Simultaneously with the execution of the Merger Agreement, Breitburn, the Fund and the QR Parties entered into a Registration Rights Agreement (the “Registration Rights Agreement”) dated as of July 23, 2014 and effective as of the Closing Date. Among other things, pursuant to the Registration Rights Agreement, (i) no later than the 90th day following the Closing Date, Breitburn will file a shelf registration statement with the SEC to permit the public resale of the Breitburn Units received by the Fund and QR Parties as Unit Consideration, (ii) the Fund and QR Parties will have the right to participate in future underwritten public offerings of Breitburn Units and (iii) to initiate an underwritten offering of the Breitburn Units received by the Fund and QR Parties as Unit Consideration, subject to certain conditions.

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

Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploitation activities or acquire properties with existing production. The amount we realize for our production depends predominately upon commodity prices and our related commodity price hedging activities, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differential and other factors. These risk factors are mitigated by our hedging program under which we hedge approximately 65% to 85% of our current and anticipated production over the next three-to-five years. Oil and natural gas prices have been extremely volatile, and we expect this volatility to continue.  Oil and natural gas prices have increased in the last 12 months.  The unweighted arithmetic average first day of-the-month prices for the prior 12 months increased to $100.27/Bbl for oil and increased to $4.10/MMbtu for natural gas as of June 30, 2014 from $96.91/Bbl for oil and $3.67/MMbtu for natural gas as of December 31, 2013.  Declines in future oil and natural gas market prices could have a negative impact on our reserve value and could result in an impairment of our oil and gas properties. For example, a hypothetical 10% decrease in the 12 month average of oil prices would decrease the standardized measure of our estimated proved reserves by $359.7 million, and a hypothetical 10% decrease in the 12 month average of natural gas prices would decrease the standardized measure of our estimated reserves by $38.7 million. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013 (1)	June 30, 2014	June 30, 2013 (1)
Revenues:
Oil sales	$105,706	$84,666	$202,222	$172,741
Natural gas sales	15,018	12,592	28,858	21,445
NGL sales	7,915	7,380	15,706	14,620
Disposal, processing and other	4,667	792	9,143	1,510
Total revenue	133,306	105,430	255,929	210,316
Operating Expenses:
Lease operating expenses	40,999	34,541	79,099	69,118
Production and other taxes	8,360	7,083	16,015	14,788
Processing and transportation	1,032	865	1,902	1,331
Total production expenses	50,391	42,489	97,016	85,237
Disposal and related expenses	3,714	-	7,708	-
Depreciation, depletion and amortization	30,756	26,663	60,592	57,478
Accretion of asset retirement obligations	2,179	1,758	4,313	3,490
General and administrative	9,461	10,098	19,616	20,194
Acquisition and transaction costs	651	59	4,306	620
Total operating expenses	97,152	81,067	193,551	167,019
Operating income	36,154	24,363	62,378	43,297
Other income (expense):
Gain (loss) on commodity derivative contracts, net	(65,757)	49,523	(88,922)	33,517
Loss on Deferred Class B unit obligation	(6,732)	-	(11,972)	-
Interest expense, net	(14,449)	(10,270)	(26,669)	(21,323)
Other income (expense), net	141	-	241	-
Total other income, net	(86,797)	39,253	(127,322)	12,194
Income before income taxes	(50,643)	63,616	(64,944)	55,491
Income tax (expense) benefit, net	(257)	(2)	(352)	(51)
Net income (loss)	(50,900)	63,614	(65,296)	55,440
Less: Net income (loss) attributable to noncontrolling interest	454	-	668	-
Net income (loss) attributable to QR Energy, LP	$(51,354)	$63,614	$(65,964)	$55,440
Sales volume data:
Oil (MBbls)	1,072	872	2,080	1,785
Natural gas (MMcf)	3,259	2,823	6,103	5,799
NGLs (MBbls)	229	228	448	420
Total (MBoe)	1,844	1,571	3,545	3,172
Average net sales volume (Boe/d)	20,264	17,264	19,586	17,525
Average sales price per unit (1):
Oil (per Bbl)	$98.61	$97.09	$97.22	$96.77
Natural gas (per Mcf)	$4.61	$4.46	$4.73	$3.70
NGLs (per Bbl)	$34.56	$32.37	$35.06	$34.81
Average unit cost per Boe:
Lease operating expense	$22.23	$21.99	$22.31	$21.79
Production and other taxes	$4.53	$4.51	$4.52	$4.66
Depreciation, depletion and amortization	$16.68	$16.97	$17.09	$18.12
General and administrative expenses	$5.13	$6.43	$5.53	$6.37

(1)	Does not include the impact of derivative instruments.

Results of Operations – Continued

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

We recorded a net loss of $51.4 million for the three months ended June 30, 2014 compared to net income of $63.6 million for the three months ended June 30, 2013. The decrease in the net income is mainly due to an increase in losses on commodity derivatives and a  loss on the deferred Class B unit obligation, partially offset by an increase in operating income.

Revenue:

	Three Months Ended June 30,
			Increase	Percentage
	2014	2013	(Decrease)	Change
Sales Volumes:
Oil (MBbls)	1,072	872	200	23%
Natural gas (MMcf)	3,259	2,823	436	15%
NGL (MBbl)	229	228	1	0%
Total (MBoe)	1,844	1,571	273	17%

Average sales prices per unit: (1)
Oil (per Bbl)	$98.61	$97.09	$1.52	2%
Natural gas (per Mcf) (2)	4.61	4.46	0.15	3%
NGL (per Bbl)	34.56	32.37	2.19	7%
Total (per Boe)	$69.76	$66.61	$3.15	5%

Revenues:
Oil sales	$105,706	$84,666	$21,040	25%
Natural gas sales	15,018	12,592	2,426	19%
NGL sales	7,915	7,380	535	7%
Disposal, processing and other	4,667	792	3,875	489%
Total revenue	$133,306	$105,430	$27,876	26%

(1)	Does not include the impact of derivative instruments.
(2)	Excluding the effects of change in prices on natural gas imbalances, the average sales prices per natural gas unit were $4.58 and $3.98 for the three months ended June 30, 2014 and 2013, respectively.

Total revenue increased by $27.9 million to $133.3 million due to increased sales volumes and prices. The increase in sales volumes is primarily due to a net increase in oil and natural gas sales volumes mainly attributable to acquisitions in East Texas and improved performance at the Jay field following a turnaround to perform routine maintenance during the second quarter of 2013. The increase in revenues was also attributable to higher oil and natural gas prices due to an increase in NYMEX prices, partially offset by less favorable oil price differentials at the Jay field. The increase in disposal, processing and other revenues is attributable to the operations of the ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.

Production Expenses. Our production expenses increased by $7.9 million to $50.4 million mainly due to an increase in lease operating expenses and production and other taxes attributable to acquisitions in East Texas, as well as increased costs associated with the higher volumes for the Jay field.

Disposal and Related Expenses. The disposal and related expenses of $3.7 million are attributable to the operations of  ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.

Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization (“DD&A”) expenses increased by $4.1 million to $30.8 million, or $16.68 per Boe, mainly due to higher production volumes as a result of acquisitions in the first quarter of 2014 and the second half of 2013, partially offset by an increase in reserve quantities.

General and Administrative Expenses. Our general and administrative and other expenses decreased by $0.6 million to $9.5 million, or $5.13 per Boe.

Effects of Commodity Derivative Contracts. Our net loss on commodity derivative contracts increased by $115.3 million to $65.8 million. Gains and losses on commodity derivative contracts result from changes in the current and future commodity prices as compared to the fixed price of our open commodity derivative contracts.

Interest Expense, net. Net interest expense increased by $4.1 million to $14.4 million mainly due to an increase in the revolving credit facility which was used to fund acquisitions.

Other income, net. Other income of $0.1 million is mainly attributable to investment income for ETSWDC which was acquired in August 2013 in connection with the 2013 East Texas Acquisition.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

We recorded a net loss of $66.0 million for the six months ended June 30, 2014 compared to net gain of $55.5 million for the six months ended June 30, 2013. The increase in the net loss is mainly due to an increase in losses on commodity derivatives and a loss on the deferred Class B unit obligation, partially offset by an increase in operating income.

Revenue:

	Six Months Ended June 30,
			Increase	Percentage
	2014	2013	(Decrease)	Change
Sales Volumes:
Oil (MBbls)	2,080	1,785	295	17%
Natural Gas (MMcf)	6,103	5,799	304	5%
NGL (MBbl)	448	420	28	7%
Total (MBoe)	3,545	3,172	373	12%

Average sales prices per unit: (1)
Oil (per Bbl)	$97.22	$96.77	$0.45	0%
Natural gas (per Mcf) (2)	4.73	3.70	1.03	28%
NGL (per Bbl)	35.06	34.81	0.25	1%
Total (per Boe)	$69.62	$65.83	$3.79	6%

Revenues:
Oil sales	$202,222	$172,741	$29,481	17%
Natural Gas sales	28,858	21,445	7,413	35%
NGL sales	15,706	14,620	1,086	7%
Disposal, processing and other	9,143	1,510	7,633	505%
Total revenue	$255,929	$210,316	$45,613	22%

(1)	Does not include the impact of derivative instruments.
(2)	Excluding the effects of change in prices on natural gas imbalances, the average sales prices per natural gas unit were $4.75 and $3.62 for the six months ended June 30, 2014 and 2013, respectively.

Total revenue increased by $45.6 million to $255.9 million due to increased sales volumes and prices. The increase in sales volumes is primarily due to a net increase in oil, natural gas and NGL sales volumes mainly attributable to acquisitions in East Texas and improved performance at the Jay field following a turnaround to perform routine maintenance during the second quarter of 2013. This increase was partially offset by a decline in volumes related to downtime in certain fields. The increase in revenues was also attributable to higher oil and natural gas prices due to increase in NYMEX prices, partially offset by less favorable oil price differentials at the Jay field. The increase in disposal, processing and other revenues is attributable to the operations of the ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.

Production Expenses. Our production expenses increased by $11.8 million to $97.0 million mainly due to an increase in lease operating expenses and production and other taxes attributable to acquisitions in East Texas, as well as increased costs associated with the higher volumes for the Jay field, partially offset by lower costs in the Permian area due to improved operating efficiencies.

Disposal and Related Expenses. The disposal and related expenses of $7.7 million are attributable to the operations of  ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.

Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization (“DD&A”) expenses increased by $3.1 million to $60.6 million, or $17.09 per Boe, mainly due to higher production volumes as a result of acquisitions in the first quarter of 2014 and the second half of 2013, partially offset by an increase in reserve quantities.

General and Administrative Expenses. Our general and administrative and other expenses decreased by $0.6 million to $19.6 million, or $5.53 per Boe.

Effects of Commodity Derivative Contracts. Our net loss on commodity derivative contracts increased by $122.4 million to $88.9 million. Gains and losses on commodity derivative contracts result from changes in the current and future commodity prices as compared to the fixed price of our open commodity derivative contracts.

Interest Expense, net. Net interest expense increased by $5.4 million to $26.7 million mainly due to an increase in the revolving credit facility which was used to fund acquisitions.

Other income, net. Other income of $0.2 million is mainly attributable to investment income for ETSWDC which was acquired in August 2013 in connection with the 2013 East Texas Acquisition.

Liquidity and Capital Resources

Our cash flow from operating activities for the six months ended June 30, 2014 was $79.1 million.

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

As of June 30, 2014, our cash and cash equivalents were $6.4 million, which includes $3.3 million that is held with a subsidiary that is not wholly-owned. As of June 30, 2014, our liquidity of $167.9 million consisted of $6.4 million of available cash and $161.5 million of availability under our credit facility after giving effect to $23.5 million of outstanding letters of credit.  As of June 30, 2014, we had $715.0 million of borrowings outstanding. As of August 5, 2014 we had $730.0 million of borrowings outstanding with borrowing availability of $146.5 million ($900 million of borrowing base less $730.0 million of outstanding borrowing and $23.5 million of outstanding letters of credit) under our credit facility. The borrowing base is redetermined as of May 1 and November 1 of each year. Pursuant to the semi-annual borrowing base redeterminations, the borrowing base of our revolving credit facility was increased to $950 million on October 15, 2013 and reduced to $900 million on April 21, 2014.  In addition, we may request additional capacity for acquisitions of a minimum of the lesser of $50 million or 10% of the then-existing borrowing base. We will continue to monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our credit facility.

A portion of our capital resources may be utilized in the form of letters of credit to satisfy counterparty collateral demands up to $30 million. As of June 30, 2014, we had letters of credit in the amount of $23.5 million outstanding primarily related to a property reclamation deposit. Refer to Part I, Item 1. Consolidated Financial Statements – Note 12,  Commitments and Contingencies for details.

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

As of June 30, 2014, we had a negative working capital balance of $22.9 million.

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

During the six months ended June 30, 2014, we expended $72.7 million of capital expenditures. We currently expect 2014 total capital spending for the growth and maintenance of our oil and natural gas properties to be approximately $182.3 million. We have increased our expected capital spending to pursue growth opportunities in our various operating areas through drilling wells and recompleting or reactivating existing wells.

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

Credit Facility

Revolving Credit Facility

As of June 30, 2014, we had $715.0 million of borrowings outstanding under our revolving credit facility and $23.5 million of letters of credit outstanding resulting in $161.5 million of borrowing availability.

As of June 30, 2014, we were party to the Credit Agreement through April 2017 that governs our $1.5 billion revolving credit facility with a borrowing base of $900.0 million. The borrowing base is subject to redetermination on a semi-annual basis and is subject to a number of factors including quantities of proved oil and natural gas reserves, the banks’ price assumptions, and other various factors unique to each member bank. The borrowing base may also be reduced by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. In the future, we may be unable to access sufficient capital under our new credit facility as a result of (i) a decrease in our borrowing base due to subsequent borrowing base redeterminations, or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

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

The Credit Agreement requires us to maintain a ratio of total debt to EBITDAX (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and to provide audited financial statements within 90 days of year end and quarterly unaudited financial statements within 45 days of quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of our forecasted production attributable to proved developed producing reserves and (ii) 85% of our forecasted production for the next two years from total proved reserves and 75% of our forecasted production from total proved reserves thereafter, in each case, based upon production estimates in the most recent reserve report. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of June 30, 2014, we were in compliance with all of the Credit Agreement covenants.

On March 2, 2014, we entered into the sixth amendment to the Credit Agreement, which permitted the GP Buyout Transaction and provided for the exclusion of QRE GP as a guarantor of our credit facility.

On April 21, 2014, we entered into the seventh amendment to the Credit Agreement, which reduced the borrowing base from $950 million to $900 million.

As of August 5, 2014 we had $730.0 million of borrowings outstanding under our revolving credit facility and $146.5 million of borrowing availability.

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

Cash Flows

Cash flows provided or used by type of activity were as follows for the periods indicated:

	Six Months Ended
	June 30, 2014	June 30, 2013
Net cash provided by (used in):
Operating activities	$79,149	$93,219
Investing activities	(113,130)	(41,238)
Financing activities	27,036	(64,151)

Operating Activities

Our cash flow from operating activities decreased by $14.1 million to $79.1 million mainly due to changes in working capital attributable to the timing of capital activities and the funding of the deposit account for the NPI related to the Jay field, partially offset by higher operating margins.

Investing Activities

Our cash flow used in investing activities increased by $71.9 million to $113.1 million mainly due to acquisition expenditures and additions to our oil and natural gas properties related to the expansion of our capital program .

Financing Activities

Our cash flow from financing activities increased by $91.2 million to $27.0 million mainly due to borrowings under our credit facility to fund acquisitions and our capital program.

Contractual Obligations

There were no material changes in our long-term commitments associated with our capital expenditure plans or operating agreements as of June 30, 2014. Our level of capital expenditures will vary in the future periods depending on the success we experience in our acquisition, development and exploitation activities, oil and natural gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our 2013 Annual Report during the six months ended June 30, 2014, except for those discussed in Part I, Item 1. Consolidated Financial Statements – Note 2 – Significant Accounting Policies.

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

The table below presents our calculation of Adjusted EBITDA and Distributable Cash Flow for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Reconciliation of net income (loss) to Adjusted EBITDA
and Distributable Cash Flow:
Net income	$(50,900)	$63,614	$(65,296)	$55,440
Loss (gain) on commodity derivative contracts, net	65,757	(49,523)	88,922	(33,517)
Cash received (paid) to settle commodity derivative contracts, net	(1,164)	7,435	42	16,745
Loss on Deferred Class B unit obligation	6,732	-	11,972	-
Loss (gain) on effect of change in prices on gas imbalances	(101)	(1,365)	149	(439)
Depletion, depreciation and amortization	30,756	26,663	60,592	57,478
Accretion of asset retirement obligations	2,179	1,758	4,313	3,490
Interest (income) expense	14,449	10,270	26,669	21,323
Other (income) expense	(141)	-	(241)	-
Income tax expense (benefit)	257	2	352	51
Non-cash general and administrative expenses and
acquisition and transaction costs	2,307	2,219	7,705	3,806
Noncontrolling interest	(564)	-	(811)	-
Adjusted EBITDA	$69,567	$61,073	$134,368	$124,377

Cash interest expense	(13,211)	(11,494)	(25,599)	(22,571)
Estimated maintenance capital expenditures	(18,000)	(17,000)	(36,000)	(34,000)
Distributions to preferred unitholders	(3,500)	(3,500)	(7,000)	(7,000)
Management incentive fee (1)	-	(1,266)	-	(1,266)
Distributable Cash Flow	$34,856	$27,813	$65,769	$59,540

(1)

The management incentive fee was not applicable to the three and six months ended June 30, 2014 as a result of the GP Buyout Transaction. The management incentive fee applicable to the three months ended June 30, 2013 was recognized during the three months ended September 30, 2013.

The increase in Adjusted EBITDA of $8.5 million to $69.6 million for the three months ended June 30, 2014 is mainly due to an increase in cash operating margins, partially offset by a decrease in cash receipts on settlements of commodity derivative contracts. The increase in Adjusted EBITDA of $ 10.0 million to $134.4 million for the six months ended June 30, 2014 is mainly due to an increase in cash operating margins, partially offset by a decrease in cash receipts on settlements of commodity derivative contracts.

The increase in Distributable Cash Flow of $7.0 million to $34.9 million for the three months ended June 30, 2014 is mainly due to an increase in Adjusted EBITDA, partially offset by an increase in cash interest expense which is mainly attributable to our revolving credit facility, and an increase in maintenance capital expenditures. The increase in Distributable Cash Flow of $6.2 million to $65.8 million for the six months ended June 30, 2014 is mainly due to an increase in Adjusted EBITDA, partially offset by an increase in cash interest expense which is mainly attributable to our revolving credit facility, and an increase in maintenance capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for 2014 did not change materially from the disclosures in Item 7A of our 2013 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) we have evaluated, under the supervision and with the participation of our Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.6		---	Certificate of Formation of QRE GP, LLC (Incorporated by reference to Exhibit 3.4 of the Partnership’s Registration Statement on Form S-1 (File No. 333-169664) filed on September 30, 2010).
10.1	*

Seventh Amendment to the Credit Agreement dated as of April 21, 2014, by and among, QRE Operating, LLC, QR Energy, LP, QRE GP, LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.

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

QR ENERGY, LP

y

	By:	QRE GP, LLC,
its General Partner
Dated: August 6, 2014	By:	/s/ Alan L. Smith
Alan L. Smith
Chief Executive Officer and Director
Dated: August 6, 2014	By:	/s/ Cedric W. Burgher
Cedric W. Burgher
Chief Financial Officer