Form 10-Q
period 2014-09-30
QR Energy, LP
filed 2014-11-05
CIK 1502012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 4, 2014,  there were 6,133,558 Class B Units, 16,666,667 Class C Preferred Units, and 60,158,771 Common Units outstanding.

CAUTIONARY STATEMENT ABOUT FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;

•	ability to replace the reserves we produce through drilling and property acquisitions;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	technology;

•	realized oil, natural gas and NGLs prices;

•	production volumes;

•	lease operating expenses;

•	general and administrative expenses;

•	future operating results;

•	plans, objectives, expectations and intentions; and

•	ability to complete the proposed transaction with Breitburn Energy Partners LP (discussed further below) on the anticipated terms and timetable.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

QR ENERGY, LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,159	$13,360
Accounts receivable	51,379	57,442
Due from affiliates	-	3,915
Derivative instruments	33,744	27,485
Prepaid and other current assets	3,338	1,859
Total current assets	104,620	104,061
Noncurrent assets:
Oil and natural gas properties, using the full cost method of accounting
Evaluated	2,095,067	1,905,110
Unevaluated	3,510	4,320
Gross oil and natural gas properties	2,098,577	1,909,430
Other property, plant and equipment	15,901	14,114
Less accumulated depreciation, depletion, and amortization	(411,764)	(318,561)
Total oil and natural gas properties and other property, plant and equipment, net	1,702,714	1,604,983
Derivative instruments	29,681	62,131
Other assets	57,844	44,752
Total noncurrent assets	1,790,239	1,711,866
Total assets	$1,894,859	$1,815,927

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Due to affiliates	$887	$-
Current portion of asset retirement obligations	4,895	4,310
Derivative instruments	7,378	11,233
Accrued and other liabilities	88,309	79,045
Total current liabilities	101,469	94,588
Noncurrent liabilities:
Long-term debt	1,051,981	911,593
Deferred Class B unit obligation	134,894	-
Derivative instruments	5,283	6,251
Asset retirement obligations	159,543	151,011
Deferred taxes	2,154	2,114
Other liabilities	10,035	12,911
Total noncurrent liabilities	1,363,890	1,083,880
Commitments and contingencies (see Note 12)
Partners' capital:
Class C convertible preferred unitholders (16,666,667 units issued and outstanding as of September 30, 2014 and December 31, 2013)	400,710	388,621
General partner (zero and 51,036 units issued and outstanding as of September 30, 2014 and December 31, 2013)	-	614
Class B unitholders (6,133,558 units issued and outstanding as of September 30, 2014 and December 31, 2013)	-	-
Public common unitholders (51,694,835 and 51,483,263 units issued and outstanding as of September 30, 2014 and December 31, 2013)	120,463	313,302
Affiliated common unitholders (7,145,866 units issued and outstanding as of September 30, 2014 and December 31, 2013)	(103,900)	(76,371)
Accumulated other comprehensive income	2,683	2,744
Total QR Energy, LP partners' capital	419,956	628,910
Noncontrolling interest	9,544	8,549
Total partners' capital	429,500	637,459
Total liabilities and partners' capital	$1,894,859	$1,815,927

See accompanying notes to the consolidated financial statements

QR ENERGY, LP

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Oil and natural gas sales	$125,402	$122,478	$372,188	$331,284
Disposal, processing and other	4,786	3,529	13,929	5,039
Total revenues	130,188	126,007	386,117	336,323
Operating Expenses:
Production expenses	51,951	44,431	148,967	129,668
Disposal and related expenses	3,942	2,825	11,650	2,825
Depreciation, depletion and amortization	32,611	28,018	93,203	85,496
Accretion of asset retirement obligations	2,221	1,921	6,534	5,411
General and administrative	10,203	11,204	29,819	31,398
Acquisition and transaction costs	4,136	435	8,442	1,055
Total operating expenses	105,064	88,834	298,615	255,853
Operating income	25,124	37,173	87,502	80,470
Other income (expense):
Gain (loss) on commodity derivative contracts, net	70,231	(45,377)	(18,691)	(11,860)
Gain on Deferred Class B unit obligation	18,855	-	6,883	-
Interest expense, net	(11,749)	(14,624)	(38,418)	(35,947)
Other income , net	279	1,373	520	1,373
Total other income (expense), net	77,616	(58,628)	(49,706)	(46,434)
Income (loss) before income taxes	102,740	(21,455)	37,796	34,036
Income tax (expense) benefit, net	(274)	(42)	(626)	(93)
Net income (loss)	102,466	(21,497)	37,170	33,943
Less: Net income attributable to noncontrolling interest	369	222	1,037	222
Net income (loss) attributable to QR Energy, LP	$102,097	$(21,719)	$36,133	$33,721
Net income (loss) attributable to QR Energy, LP per limited partner unit:
Common unitholders' (basic)	$1.52	$(0.57)	$(2.35)	$0.01
Common unitholders' (diluted)	1.09	(0.57)	(2.35)	0.01
Weighted average number of limited partner units outstanding:
Common units (basic)	60,174	58,572	58,746	58,494
Common units (diluted)	93,966	58,572	58,746	58,494

See accompanying notes to the consolidated financial statements

QR ENERGY, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net income (loss)	$102,466	$(21,497)	$37,170	$33,943
Other comprehensive income, net of tax:
Reclassification adjustment for available-for-sale securities	111	-	93	-
Change in fair value of available-for-sale securities (1)	(451)	179	(60)	179
Pension and postretirement benefits:
Actuarial gain (2)	(46)	-	(136)	-
Total other comprehensive income	(386)	179	(103)	179
Total comprehensive income (loss)	102,080	(21,318)	37,067	34,122
Less: Comprehensive income attributable to noncontrolling interest	212	301	995	301
Comprehensive income (loss) attributable to QR Energy, LP	$101,868	$(21,619)	$36,072	$33,821

(1) Net of income tax expense (benefit) of $(175) and $110 for the three and nine months ended September 30, 2014, respectively and none for the three and nine months ended September 30, 2013.

(2) Net of income tax benefit of $(22) and $(69) for the three and nine months ended September 30, 2014, respectively and none for the three and nine months ended September 30, 2013.

See accompanying notes to the consolidated financial statements

QR ENERGY, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

(In thousands)

	Class C					Accumulated	Total
	Convertible			Limited Partners		Other	QR Energy, LP		Total
	Preferred	General	Class B	Public	Affiliated	Comprehensive	Partners'	Noncontrolling	Partners'
	Unitholders	Partner	Unitholders	Common	Common	Income	Capital	Interest	Capital
Balances - December 31, 2013	$388,621	$614	$-	$313,302	$(76,371)	$2,744	$628,910	$8,549	$637,459
Recognition of unit-based awards	-	-	-	5,815	-	-	5,815	-	5,815
Reduction in units to cover individuals' tax withholding	-	-	-	(1,023)	-	-	(1,023)	-	(1,023)
Buyout of general partner	-	(141,777)	-	-	-	-	(141,777)	-	(141,777)
Distributions to unitholders	(10,500)	(17)	(8,899)	(76,775)	(10,451)	-	(106,642)	-	(106,642)
Amortization of discount on increasing rate distributions	12,089	-	-	-	-	-	12,089	-	12,089
Noncash distribution to preferred unitholders	(12,089)	-	-	-	-	-	(12,089)	-	(12,089)
Management incentive fee earned	-	(1,399)	-	-	-	-	(1,399)	-	(1,399)
Other comprehensive income, net of tax	-	-	-	-	-	(61)	(61)	(42)	(103)
Net income (loss)	22,589	142,579	8,899	(120,856)	(17,078)	-	36,133	1,037	37,170
Balances - September 30, 2014	$400,710	$-	$-	$120,463	$(103,900)	$2,683	$419,956	$9,544	$429,500

See accompanying notes to the consolidated financial statements

QR ENERGY, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (1)	$37,170	$33,943
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	93,203	85,496
Accretion of asset retirement obligations	6,534	5,411
Recognition of unit-based awards	5,815	5,120
Loss (gain) on derivative contracts, net	20,191	14,414
Cash received (paid) on settlement of derivative contracts	1,177	13,093
Gain on deferred Class B unit obligation	(6,883)	-
Other items	6,069	3,445
Changes in operating assets and liabilities:
Accounts receivable and other assets	(16,134)	(20,716)
Accounts payable and other liabilities	(12,678)	1,612
Net cash provided by operating activities	134,464	141,818
Cash flows from investing activities:
Additions to oil and natural gas properties	(119,437)	(65,898)
Acquisitions	(44,251)	(101,696)
Divestitures of oil and gas properties	1,300	-
Proceeds from sale of available-for-sale securities	3,749	4,643
Purchases of available-for-sale securities	(4,022)	(4,268)
Net cash used in investing activities	(162,661)	(167,219)
Cash flows from financing activities:
Proceeds from issuance of units	-	87
Management incentive fee to the general partner	(1,399)	(2,014)
Distributions to unitholders	(106,582)	(106,226)
Units withheld for employee payroll tax obligation	(1,023)	-
Proceeds from bank borrowings	178,000	150,000
Repayments on bank borrowings	(38,000)	(20,000)
Deferred financing costs	-	(1,828)
Other	-	(390)
Net cash provided by financing activities	30,996	19,629
Increase (decrease) in cash	2,799	(5,772)
Cash and cash equivalents at beginning of period	13,360	31,836
Cash and cash equivalents at end of period	$16,159	$26,064

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

On July 23, 2014, the Partnership entered into an Agreement and Plan of Merger dated as of July 23, 2014 (the “Merger Agreement”), by and among the Partnership, QRE GP, Breitburn Energy Partners, LP (“Breitburn”), a Delaware limited partnership, Breitburn GP LLC, a Delaware limited liability company and the general partner of Breitburn, and Boom Merger Sub, LLC, a Delaware limited liability company and newly formed, wholly owned subsidiary of Breitburn (“Merger Sub”). Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Partnership (the “Merger”), with the Partnership continuing as the surviving entity and as a wholly owned subsidiary of Breitburn. The Merger Agreement was approved by the board of directors of our general partner on July 23, 2014.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common unit and Class B unit of the Partnership issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.9856 Breitburn common units (“Breitburn Units”) (such consideration, the “Unit Consideration”) or, in the case of fractional Breitburn Units, cash (without interest and rounded up to the nearest whole cent) in an amount equal to the product of (i) such fractional part of a Breitburn Unit multiplied by (ii) the average closing price for a Breitburn Unit as reported on the NASDAQ (the “NASDAQ”) for the ten consecutive full trading days ending at the close of trading on the day immediately preceding the closing date of the Merger (the “Closing Date”). In addition, at the Effective Time, each of the Class C convertible preferred units of the Partnership issued and outstanding immediately prior to the Effective Time will be converted into the right to receive cash in an amount equal to (i) $350 million divided by (ii) the number of Class C convertible preferred units outstanding immediately prior to the Effective Time. The number of Class B units issuable upon a change of control of the Partnership will be equal to (i) 6,748,067, minus (ii) the excess of (A) the number of performance units that vest and are settled in common units of the Partnership in connection with the Merger over (B) 383,900 and will be issued and treated as outstanding Class B units and converted into the right to receive the Unit Consideration. In addition, (i) each restricted common unit that is outstanding pursuant to the Partnership’s long-term incentive plan will vest upon the Effective Time and be converted into the right to receive the Unit Consideration and (ii) immediately prior to the Effective Time each performance unit granted pursuant to the Partnership’s long-term incentive plan will vest and be settled with respect to the number of common units issuable determined based on actual attainment of the applicable performance goal(s) as of two business days prior to the Effective Time, with such resulting common units converted at the Effective Time into the right to receive the Unit Consideration.

The merger is expected to be tax free to the Partnership and tax free to the holders of common units (except to the extent of cash received in lieu of fractional Breitburn Units or any other actual or constructive distribution of cash, including as a result of any decrease in partnership liabilities pursuant to Section 752 of the Internal Revenue Code).

Simultaneously with the execution of the Merger Agreement, Breitburn entered into a Transaction, Voting and Support Agreement (the “Voting Agreement”) dated as of July 23, 2014 with the Fund and the QR Parties, which provides for, among other things (i) that the Fund and QR Parties will vote all common units, Class B units and Class C units owned by the them in favor of the Merger and the adoption of the Merger Agreement at any meeting of the Partnership’s unitholders called for such purpose and against any alternative proposal or any proposal made in opposition to adoption of the Merger Agreement and (ii) the termination of certain related party agreements, including the (a) the Services Agreement by and among the Partnership, the General Partner, QRE Operating, LLC and Quantum Resources Management, LLC (“QRM”) dated December 22, 2010, (b) the Omnibus Agreement by and among the Partnership, General Partner, the Fund, QA Holdings, LP and QA Global GP, LLC, dated December 22, 2010 and (c) the Stakeholders’Agreement by and among the Partnership and the Fund, dated as of September 29, 2010.

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

On October 17, 2014, we announced a special meeting of unitholders in connection with the proposed merger with Breitburn on November 18, 2014. At the special meeting, our unitholders will meet for the following purposes (i) to consider and vote on the adoption of the Merger Agreement; (ii) to consider and vote on an advisory, non-binding basis to approve the merger-related compensation payments that may become payable to the Partnership’s named executive officers in connection with the merger; and (iii) to approve the adjournment of the special meeting to a later date or dates, if necessary or appropriate, to solicit additional proxies in the event there are not sufficient votes to adopt the merger agreement at the time of the special meeting. See Note 21 – Subsequent Events.

As of September 30, 2014, our ownership structure comprised a 7.5% limited partner interest in us represented by 6,133,558 Class B units held by our affiliates and former owners of QRE GP, a 29.2% limited partner interest held by the Fund, comprised of common units and all of our preferred units, and a 63.3% limited partner interest held by the public unitholders.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete annual financial statements. During interim periods, the Partnership follows the accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 include all adjustments we believe are necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements include the accounts of the Partnership, its 100% owned subsidiaries, and investments we are deemed to control. All significant intercompany transactions have been eliminated upon consolidation. Prior period amounts have been revised to conform to current period presentation. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2014. These unaudited consolidated financial statements and other information included in this quarterly report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2013 Annual Report.

Accounting Policy Updates

The accounting policies followed by the Partnership are set forth in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2013 Annual Report. The following addition to our policies was made during the nine months ended September 30, 2014 to give effect to the GP Buyout Transaction.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers: Topic 606. The objective of this update is to provide guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is prospective and is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. We are evaluating the potential impacts this ASU will have on our financial statements and disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation: Topic 718. The amendments within this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with earlier adoption permitted. We are evaluating the potential impacts this ASU will have on our financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The new going concern standard codifies in U.S. GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for interim and annual periods beginning on or after December 15, 2016 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact our financial statements and disclosures.

NOTE 3 – ACQUISITIONS

2014 Acquisitions

During 2014, we closed several small acquisitions of oil and natural gas properties located in East Texas from private sellers for an aggregate purchase price of $47.9 million in cash, subject to customary purchase price adjustments, using funds drawn on our revolving credit facility.

2013 Acquisition

On August 6, 2013, we closed the acquisition of primarily oil properties located in East Texas (the “2013 East Texas Acquisition”) from a private seller for $108.2 million cash, subject to customary purchase price adjustments using funds drawn on our revolving credit facility. The acquisition had an effective date of June 1, 2013. The acquisition costs associated with the 2013 East Texas Acquisition were $0.4 million. In connection with the 2013 East Texas Acquisition, we assumed an estimated regulatory remediation liability of $0.5 million. Refer to Note 12 – Commitments and Contingencies for further details.

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

Pro Forma Information

The following unaudited consolidated income statement information provides actual results for the three and nine months ended September 30, 2014 and pro forma income statement information for the three and nine months ended September 30, 2013, which assumes the 2013 East Texas Acquisition had occurred on January 1, 2012. The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased depreciation and amortization expense on the fair value of the assets acquired. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor are they indicative of future results of operations.

	Three Months Ended		Nine Months Ended
	(Unaudited)		(Unaudited)
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	Actual	Pro Forma	Actual	Pro Forma
Total revenues	$130,188	$130,238	$386,117	$365,978
Operating income	$25,124	$38,052	$87,502	$86,984
Net income (loss) attributable to QR Energy, LP	$102,097	$(21,008)	$36,133	$39,287
Net income per unit:
Common unitholders' (basic)	$1.52	$(0.56)	$(2.35)	$0.10
Common unitholders' (diluted)	$1.09	$(0.56)	$(2.35)	$0.10

NOTE 4 – INVESTMENTS

Our available for sale securities consist of investments not classified as trading securities or as held-to-maturity. Our investments are classified as “Other assets” on our consolidated balance sheet.

As of September 30, 2014, we had the following available-for-sale investments outstanding:

	Cost	Gross	Gross
	Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Equities	$3,706	378	87	3,997
Mutual funds	10,086	434	3	10,517
Exchange traded funds	4,484	263	6	4,741
Total for available-for-sale securities	$18,276	$1,075	$96	$19,255

As of December 31, 2013, we had the following available-for-sale investments outstanding.

	Cost	Gross	Gross
	Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Equities	$3,647	361	41	3,967
Mutual funds	11,339	320	20	11,639
Exchange traded funds	2,924	217	1	3,140
Total for available-for-sale securities	$17,910	$898	$62	$18,746

During the nine months ended September 30, 2014 we received $3.7 million in proceeds from the sale of available-for-sale securities with a realized loss of less than $0.1 million.

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

Deferred Class B Unit Obligation — The Deferred Class B Unit Obligation represents consideration for the GP Buyout. The fair value of the deferred Class B unit obligation as of September 30, 2014 is based on the weighted average probability of the obligation being achieved based on: (i) the reduced number of units contemplated in the Merger Agreement using quoted market prices as of September 30, 2014, which value is subject to future market price fluctuations, and (ii) the previously applied methodology using a Monte-Carlo valuation model based on the existing terms of the deferred Class B unit obligation.  The previously applied methodology estimates the value using a combination of quoted market prices and the probability of achieving operating performance related to (a) the distribution rate, (b) Distribution Coverage Ratio (as defined in our Partnership Agreement), and (c) Total Debt to EBITDAX (as defined in our Partnership Agreement) (collectively “the Class B Criteria”). The Class B Criteria represent significant unobservable inputs.

We utilize the most observable inputs available for the valuation technique utilized. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement. The following table sets forth, by level within the hierarchy, the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. All fair values reflected below have been adjusted for nonperformance risk.

As of September 30, 2014	Total	Level 1	Level 2	Level 3
Assets from commodity derivative instruments	$63,109	$-	$63,109	$-
Assets from interest rate derivative instruments	316	-	316	-
Total assets from derivative instruments	63,425	-	63,425	-
Available for sale securities:
Equities	3,997	3,997	-	-
Mutual funds	10,517	10,517	-	-
Exchange traded funds	4,741	4,741	-	-
Total available for sale securities	19,255	19,255	-	-
	$82,680	$19,255	$63,425	$-

Liabilities from commodity derivative instruments	$4,928	$-	$4,928	$-
Liabilities from interest rate derivative instruments	7,733	-	7,733	-
Deferred Class B Unit Obligation	134,894	-	-	134,894
	$147,555	$-	$12,661	$134,894

As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets from commodity derivative instruments	$89,616	$-	$89,616	$-
Available for sale securities:
Equities	3,967	3,967	-	-
Mutual funds	11,639	11,639	-	-
Exchange traded funds	3,140	3,140	-	-
Total available for sale securities	18,746	18,746	-	-
	$108,362	$18,746	$89,616	$-

Liabilities from commodity derivative instruments	$7,093	$-	$7,093	$-
Liabilities from interest rate derivative instruments	10,391	-	10,391	-
	$17,484	$-	$17,484	$-

The table below presents a reconciliation of the liabilities classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2014. There were no Level 3 instruments for the nine months ended September 30, 2013. The Level 3 instruments presented in the table consists of the entitlement our former general partner owners have to receive up to an aggregate of 11.6 million Class B units.

Nine Months Ended
September 30, 2014
Balance at beginning of period	$-
Recognition of deferred Class B unit obligation	141,777
Changes in fair value	(6,883)
Transfers in and (out) of Level 3	-
Balance at end of period	$134,894
Gain on deferred Class B unit obligation attributable to the change in fair value still held at the end of the period	$(6,883)

The fair value of the Level 3 deferred Class B unit obligation has been determined using available market information and commonly accepted valuation methodologies, as described above. The key assumptions of the valuation model consist of performance criteria as described in Note 13 – Partners’ Capital and include EBITDA volatility of 20% and equity volatility at 30%. Considerable judgment is required in interpreting the market data to develop the estimate of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the obligation, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued since the period indicated above, and current estimates of fair value could differ significantly from the amounts presented.

Fair Value of Other Financial Instruments

Fair value guidance requires certain fair value disclosures, such as those on our long-term debt, to be presented in both interim and annual reports. The estimated fair value amounts of financial instruments have been determined using available market information and valuation methodologies described below.

Revolving Credit Facility — The fair value of our revolving credit facility depends primarily on the current active market LIBOR. The carrying value of our revolving credit facility as of September 30, 2014 approximates fair value based on the current LIBOR and is classified as a Level 2 input in the fair value hierarchy.

Derivative Premiums – The fair value of the deferred premiums on our commodity derivatives is based on the current active market LIBOR.  The carrying value of the premiums as of September 30, 2014 approximates fair value based on the current LIBOR and is classified as a Level 2 input in the fair value hierarchy.  Refer to Note 6 – Derivative Activities for further information on the derivative premiums.

Senior Notes – The fair value of our senior notes is measured based on inputs from quoted, unadjusted prices from over-the-counter markets for debt instruments. If the senior notes had been measured at fair value, we would classify them as Level 1 under the fair value hierarchy. The fair value of our senior notes as of September 30, 2014 was $339.8 million.

There have been no transfers between levels within the fair value measurement hierarchy during the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2014, we did not enter into any new oil swap and basis swap contracts. All existing contracts were entered into with the counterparties under our revolving credit facility.

The deferred premiums associated with certain of our oil and natural gas derivative instruments were $0.1 million and $5.0 million and are classified as accrued and other liabilities and other non-current liabilities, respectively, on the consolidated balance sheet as of September 30, 2014. The  deferred premiums associated with certain of our oil and natural gas derivative instruments were zero and $5.0 million and are classified as accrued and other liabilities and other non-current liabilities, respectively, on the consolidated balance sheet as of December 31, 2013. These deferred premiums will be paid to the counterparty with each monthly settlement (January 2015 – December 2017)  and will be recognized as an adjustment of gain (loss) on commodity derivative contracts, net.

We hold commodity derivative contracts to manage our exposure to changes in the price of oil and natural gas related to our oil and natural gas production.  As of September 30, 2014, the notional volumes of our commodity derivative contracts were:

Commodity	Index	Oct 1 - Dec 31, 2014	2015	2016	2017
Oil positions:
Swaps
Hedged Volume (Bbls/d)	WTI	6,709	7,356	6,293	5,547
Average price ($/Bbls)		$95.30	$93.74	$90.03	$86.23
Hedged Volume (Bbls/d)	LLS	3,000	-	-	-
Average price ($/Bbls)		$99.62	-	-	-
Basis (1)
Hedged Volume (Bbls/d)	WTS/WTI	2,400	-	-	-
Average price ($/Bbls)		$(2.10)	-	-	-
Collars
Hedged Volume (Bbls/d)	WTI	425	1,025	1,500	-
Average floor price ($/Bbls)		$90.00	$90.00	$80.00	-
Average ceiling price ($/Bbls)		$106.50	$110.00	$102.00	-

Natural gas positions:
Swaps
Hedged Volume (MMBtu/d)	Henry Hub	25,300	7,191	11,350	10,445
Average price ($/MMBtu)		$6.13	$5.34	$4.27	$4.47
Basis Swaps (2)
Hedged Volume (MMBtu/d)	Henry Hub	17,046	14,400	-	-
Average price ($/MMBtu)		$(0.19)	$(0.19)	-	-
Collars
Hedged Volume (MMBtu/d)	Henry Hub	4,946	18,000	630	595
Average floor price ($/MMBtu)		$5.74	$5.00	$4.00	$4.00
Average ceiling price ($/MMBtu)		$7.51	$7.48	$5.55	$6.15
Puts
Hedged Volume (MMBtu/d)	Henry Hub	-	420	11,350	10,445
Average price ($/MMBtu)		-	$4.00	$4.00	$4.00

(1)	Our oil basis swaps are used to hedge the downward differential between West Texas Intermediate and West Texas Sour.
(2)	Our natural gas basis swaps are used to hedge the downward differential between Henry Hub and various price points.

Interest Rate Derivatives

In an effort to mitigate exposure to changes in market interest rates, we have entered into interest rate swaps that effectively fix the LIBOR component on our outstanding variable rate debt.  The changes in the fair value of these instruments are recorded in current earnings.

During the nine months ended September 30, 2014, we did not enter into any new interest rate swaps. All existing contracts were entered into with various financial institutions.

Financial Statement Presentation of Derivatives

 The fair value of our derivatives as recorded on our balance sheet was as follows as of the dates indicated:

	September 30, 2014		December 31, 2013
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
Commodity contracts	$63,109	$4,928	$89,616	$7,093
Interest rate contracts	316	7,733	-	10,391
	$63,425	$12,661	$89,616	$17,484

Commodity
Current	$33,744	$1,911	$27,485	$5,651
Noncurrent	29,365	3,017	62,131	1,442
	$63,109	$4,928	$89,616	$7,093
Interest
Current	$-	$5,467	$-	$5,582
Noncurrent	316	2,266	-	4,809
	$316	$7,733	$-	$10,391

Total Derivatives
Current	$33,744	$7,378	$27,485	$11,233
Noncurrent	29,681	5,283	62,131	6,251
	$63,425	$12,661	$89,616	$17,484

The following table presents our derivatives on a net basis as of the dates indicated:

	September 30, 2014		December 31, 2013
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives

Gross derivatives	$63,425	$12,661	$89,616	$17,484
Netting	(2,206)	(2,206)	(2,960)	(2,960)
Net derivatives	$61,219	$10,455	$86,656	$14,524

The following table presents the impact of derivatives and their location within our consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total gains (losses):
Commodity contracts (1)	$70,231	$(45,377)	$(18,691)	$(11,860)
Interest rate swaps (2)	793	(3,242)	(1,500)	(2,554)
Total	$71,024	$(48,619)	$(20,191)	$(14,414)

(1)	Gain (loss) on commodity derivative contracts is located in other income (expense), net in the consolidated statements of operations.
(2)	Gain (loss) on interest rate derivatives contracts is recorded as part of interest expense, net and is located in other income (expense) in the consolidated statements of operations.

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

Changes in our asset retirement obligations for the nine months ended September 30, 2014 are presented in the following table:

Nine Months Ended
September 30, 2014
Beginning of period	$155,321
Assumed in acquisition	1,475
Divested	(186)
Revisions to previous estimates	1,993
Liabilities incurred	1,434
Liabilities settled	(2,133)
Accretion expense	6,534
End of period	$164,438
Less: Current portion of asset retirement obligations	(4,895)
Asset retirement obligations - non-current	$159,543

NOTE 8 – ACCRUED AND OTHER LIABILITIES

As of September 30, 2014 and December 31, 2013, accrued and other liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Accrued capital spending	$32,625	$16,316
Accrued lease operating expenses	17,513	20,297
Distributions payable	14,212	14,155
Accrued production and other taxes	10,014	6,270
Gas imbalance liability	6,109	6,214
Senior notes accrued interest	4,625	11,563
Other	3,211	4,230
Total accrued and other liabilities	$88,309	$79,045

NOTE 9 – PENSIONS AND POSTRETIREMENT BENEFITS

ETSWDC sponsors a non-contributory defined benefit pension plan and a contributory postretirement benefit plan covering substantially all its employees.

The components of net periodic benefit costs are reflected in our consolidated statements of operations in the “Disposal and related operating expense” caption as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Qualified Pension Plan
Interest cost	$257	$172	$772	$172
Service cost	62	54	185	54
Expected return on plan assets	(337)	(209)	(1,011)	(209)
Net periodic pension cost (income)	$(18)	$17	$(54)	$17

Postretirement Benefits
Interest cost	$43	$58	$129	$58
Service cost	9	11	26	11
Expected return on plan assets	(24)	(14)	(73)	(14)
Amortization of (gain)/loss	(68)	-	(205)	-
Total postretirement benefit cost (income)	$(40)	$55	$(123)	$55

NOTE 10 – LONG-TERM DEBT

As of September 30, 2014 and December 31, 2013, consolidated debt obligations consisted of the following:

	September 30, 2014	December 31, 2013
Senior secured revolving credit facility	$755,000	$615,000
9.25% Senior Notes (1)	296,981	296,593
Total long-term debt	$1,051,981	$911,593

Letters of credit (2)	$23,488	$23,488

(1)	The amount is net of unamortized discount of $3.0 million and $3.4 million as of September 30, 2014 and December 31, 2013, respectively.
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

As of September 30, 2014, we had $755.0 million of borrowings outstanding with borrowing availability of $121.5 million ($900.0 million of borrowing base less $755.0 million of outstanding borrowing and $23.5 million of letters of credit) under the Credit Agreement, which availability is limited to $55.0 million due to our total debt to EBITDAX (as such term is defined in the Credit Agreement) and $70.0 million due to the Merger Agreement.

As of September 30, 2014, the Credit Agreement provided for a $1.5 billion revolving credit facility maturing on April 20, 2017, with a borrowing base of $900.0 million. The borrowing base is subject to redetermination on a semi-annual basis as of May 1 and November 1 of each year and is subject to a number of factors including quantities of proved oil and natural gas reserves, the banks’ pricing assumptions, and other various factors unique to each member bank. The November 1, 2014 borrowing base redetermination has been deferred pending the completion of the Merger. The borrowing base may also be reduced by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. Borrowings under the Credit Agreement are collateralized by liens on at least 80% of our oil and natural gas properties and all of our equity interests in OLLC and any future guarantor subsidiaries.  ETSWDC and QRE GP are not subsidiary guarantors under our Credit Agreement.  Borrowings bear interest at our option of either (i) the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50%, or the one-month adjusted LIBOR plus 1.0%, all of which would be subject to a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum.

The Credit Agreement requires us to maintain a ratio of total debt to EBITDAX (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and also requires us to provide audited financial statements within 90 days of year end and quarterly unaudited financial statements within 45 days of quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of our forecasted production attributable to proved developed producing reserves and (ii) 85% of our forecasted production for the next two years from total proved reserves and 75% of our forecasted production from total proved reserves thereafter, in each case, based upon production estimates in the most recent reserve report. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of September 30, 2014, we were in compliance with all of the Credit Agreement covenants.

As of November 4, 2014 we had $770 million of borrowings outstanding with borrowing availability of $106.5 million ($900 million of borrowing base less $770 million of outstanding borrowing and $23.5 million of outstanding letters of credit) under the Credit Agreement, which availability is limited to $40.0 million due to our total debt to EBITDAX (as such term is defined in the Credit Agreement) and $55.0 million due to the Merger Agreement.

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

The indenture governing the Senior Notes (the “Indenture”) restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale-leaseback transactions; (ii) pay distributions on, or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Senior Notes are rated investment grade by each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and we and our subsidiaries will cease to be subject to such covenants.  The Indenture also includes customary events of default. As of September 30, 2014, we were in compliance with all financial and other covenants of the Senior Notes.

a

NOTE 11 – DEFERRED CLASS B UNIT OBLIGATION

In connection with the GP Buyout Transaction, the former owners of the GP are entitled to receive up to 11.6 million Class B units, subject to certain tests. See Note 13 – Partners’ Capital.

As of September 30, 2014, the fair value of this obligation, which can only be settled through the issuance of Class B units, amounted to $134.9 million.  During the period from March 2, 2014 through September 30, 2014, we recognized $6.9 million in gains attributable to the fair value change in the deferred Class B unit obligation.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Property Reclamation Deposit

As of September 30, 2014 and December 31, 2013, $10.7 million is recorded in other assets on the consolidated balance sheets related a property reclamation deposit with ExxonMobil Corporation (the “Seller”). We are required to maintain the escrow account in effect for three years after all abandonment and remediation obligations have been completed. The funds in the escrow account are not to be returned to us until the later of three years after satisfaction of all abandonment obligations or December 31, 2026.  At certain dates subsequent to closing, we have the right to request a refund of a portion or all of the property reclamation deposit. Granting of the request is at the Seller’s sole discretion. In addition to the cash deposit, a letter of credit of $23.4 million is required in favor of the Seller.

NPI Obligation

As a part of our acquisition of certain oil producing properties from the Fund in December 2012, we assumed a net profit interest (“NPI”) related to the Jay field.  Under the arrangement, the NPI is payable after: (i) funds are withheld, to the extent allowable each month under the arrangement, to pay for the NPI holder’s share of future development costs and abandonment obligations, and (ii) we are reimbursed for the NPI holder’s share of excess historical productions costs.  Once the NPI holder’s share of the excess historical costs is reimbursed, the NPI will be payable monthly to the extent the NPI for that month exceeds amount withheld for that month for future development costs and abandonment obligations.  The NPI holder’s share of excess historical production costs amounted to $0.7 million and $2.9 million as of September 30, 2014 and December 31, 2013, respectively.  In addition, we will retain the NPI holder’s share of future development costs and abandonment obligations, subject to future production, production costs, and capital spending level,  which will be paid using the funds withheld.  The NPI holder’s share along with our share of the abandonment costs is reflected in our asset retirement obligations as of September 30, 2014 and December 31, 2013.

Under the arrangement, the Partnership has the option to deposit into a separate account the funds withheld from the NPI holder for their portion of the future development costs and abandonment obligations. The account for these funds was established in the second quarter of 2014 and the balance of such account as of September 30, 2014 was $18.3 million which was recorded in other assets.

Lease Guarantees

The Fund has entered into various lease contracts that can routinely extend beyond five years which list the Partnership as a guarantor. In December 2012, we were named guarantor for QRM’s office lease in Houston, Texas with an approximate value of $26.8 million that terminates in 2022.  As of September 30, 2014 and December 31, 2013, the approximate value of this guarantee was $22.3 million and $24.2 million, respectively.

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

Litigation

Following the July 24, 2014 announcement that the Partnership and Breitburn had entered into a definitive merger agreement, purported unitholders of the Partnership filed putative class action lawsuits, on behalf of the common unitholders of the Partnership, asserting claims challenging the Merger. Four purported class action lawsuits were filed in the United States District Court for the Southern District of Texas and were consolidated under the caption In re QR Energy LP Unitholder Litigation, No. 4:14-cv-02195 (the “Consolidated Unitholder Action”). Plaintiffs in the Consolidated Unitholder Action bring claims against the Partnership, our general partner, the members of our general partner’s board of directors, Breitburn, Breitburn GP and Merger Sub.

Plaintiffs in the Consolidated Unitholder Action each allege that the director defendants breached their fiduciary duties of loyalty, due care, good faith, and independence owed to the Partnership’s unitholders by allegedly approving the Merger Agreement at an unfair price and through an unfair process. Plaintiffs in the Consolidated Unitholder Action specifically allege that the director defendants failed to maximize the value of the Partnership and took steps to avoid competitive bidding, failed to properly value the Partnership, acted in bad faith and for improper motives, and ignored or failed to protect against numerous conflicts of interest arising out of the Merger. The plaintiffs further allege that Breitburn, Breitburn GP and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the director defendants.

Plaintiffs in the Consolidated Unitholder Action further allege that the named defendants violated Section 14(a), and SEC Rule 14a-9 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934 by disseminating a false and materially misleading proxy statement in connection with the Merger.

Plaintiffs in the Consolidated Unitholder Action seek, among other relief, to enjoin the Merger, rescission in the event the Merger is consummated, an order directing defendants to account to plaintiffs and other members of the putative class for all damages caused by their alleged breaches, and an award of costs and disbursements, including reasonable attorneys’ and experts’ fees.

In addition, on October 3, 2014, the LL&E Royalty Trust (the “Trust”) filed a lawsuit in the United States District Court for the Eastern District of Michigan against QRM, the Partnership and QRE Operating, LLC claiming that the defendants illegally and fraudulently failed to pay the Trust royalties to which it was contractually entitled, under the NPI obligation related to the Jay field, as discussed above, from a certain oil producing property. The Trust also claimed that the defendants fraudulently manipulated oil production and production costs to drive down the value of the Trust’s interest in the royalties in an attempt to purchase the Trust’s interest at an artificially low price. The Trust seeks, among other relief, monetary damages of at least $18 million, plus interest, attorney fees and costs, statutory treble damages, and an order requiring the defendants to begin making monthly royalty payments to the Trust. The Trust also seeks an order enjoining the Merger until QRM has complied with its obligations to pay royalties to the Trust.

Each of the lawsuits described above is at a preliminary stage. The Partnership’s management cannot predict the outcome of these or any other lawsuit that might be filed, nor can it predict the amount of time and expense that will be required to resolve these or other lawsuits. The Partnership’s management believes these lawsuits are without merit and intends to defend against them vigorously.

Regulatory Remediation Contingencies

As of September 30, 2014 and December 31, 2013, we had approximately $0.3 million and $2.3 million, respectively, in regulatory remediation liabilities related to the acquisitions of oil and natural gas properties. This is management’s best estimate of the costs for remediation and restoration with respect to these regulatory remediation matters, although the ultimate cost could vary. The regulatory remediation liability is recorded in the other liabilities caption on the consolidated balance sheet.

NOTE 13 — PARTNERS’ CAPITAL

Units Outstanding

The table below details the units outstanding as of September 30, 2014 and December 31, 2013, and the changes in outstanding units for the nine months ended September 30, 2014.  As of September 30, 2014, the Fund owned all preferred units and all affiliated common units.

	Class C Convertible Preferred Units	General Partner	Class B Units	Public Common	Affiliated Common
Balance - December 31, 2013	16,666,667	51,036	6,133,558	51,483,263	7,145,866
Buyout of general partner	-	(51,036)	-	-	-
Vested units awarded under our Long-Term Incentive
Performance Plan	-	-	-	267,359	-
Reduction in units to cover individuals' tax withholdings	-	-	-	(55,787)	-
Balance - September 30, 2014	16,666,667	-	6,133,558	51,694,835	7,145,866

As a result of the GP Buyout Transaction, see Note 1 – Organization and Operations, the limited liability company interest of the general partner was contributed to the Partnership.

On March 3, 2014, we filed a prospectus supplement establishing an at-the-market equity program under which we may sell common units with an aggregate offering price up to $100 million, from time to time, until the expiration of our shelf filing in June 2015. As of September 30, 2014, no common units have been issued under the program.

On January 14, 2014, we filed an automatic registration statement on Form S-3 with the SEC to register our common units, preferred units and our debt securities, which may be co-issued by QRE FC. The registration statement also registered guarantees of debt securities by OLLC.

Class B Units

As of September 30, 2014, the QR Parties own a 7.5% limited partnership interest in us, represented by 6,133,558 Class B units. The Class B units are immediately convertible into common units at the election of the QR Parties. Class B units have all the rights of common units except for the right to vote on matters requiring specific approval by common unitholders, and are allocated income in an amount that is equal to their distributions.

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

Pursuant to the Merger Agreement with Breitburn dated July 23, 2014, the number of Class B units issuable to the QR Parties upon a change of control of the Partnership will be equal to (i) 6,748,067, minus (ii) the excess of (A) the number of performance units that vest and are settled in common units of the Partnership in connection with the Merger over (B) 383,900 and will be issued and treated as outstanding Class B units and converted into the right to receive the Unit Consideration.

Simultaneously with the execution of the Merger Agreement, the Partnership entered into letter agreements with each of the QR Parties, each of which provides for the waiver by the respective QR Parties of its right to receive a portion of the Class B units to which it would otherwise be entitled as a result of the immediate vesting of certain Contingent Class B Units upon a Change of Control (as defined in our Partnership Agreement).

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

The following sets forth the distributions that have been declared and paid or are payable:

					Limited Partners
						Affiliated
For the period ended	Distributions to Preferred Unitholders	Distributions per Preferred Unit	General Partner	Class B	Public Common	Common	Total Distributions to Other Unitholders	Distributions per other units

December 31, 2013 (1)	$3,500	$0.21	$-	$-	$-	$-	$-	$-
December 31, 2013 (2)	-	-	8	987	8,489	1,161	10,645	0.1625
December 31, 2013 (3)	-	-	8	987	8,488	1,161	10,644	0.1625
December 31, 2013 (4)	-	-	9	987	8,483	1,161	10,640	0.1625
March 31, 2014 (1)	3,500	0.21	-	-	-	-	-	-
March 31, 2014 (5)	-	-	-	987	8,483	1,162	10,632	0.1625
March 31, 2014 (6)	-	-	-	987	8,494	1,161	10,642	0.1625
March 31, 2014 (7)	-	-	-	981	8,619	1,161	10,761	0.1625
June 30, 2014 (1)	3,500	0.21	-	-	-	-	-	-
June 30, 2014 (8)	-	-	-	990	8,565	1,161	10,716	0.1625
June 30, 2014 (9)	-	-	-	978	8,528	1,161	10,667	0.1625
June 30, 2014 (10)	-	-	-	1,011	8,562	1,162	10,735	0.1625
September 30, 2014 (1)	3,500	0.21	-	-	-	-	-	-
September 30, 2014 (11)	-	-	-	991	8,553	1,161	10,705	0.1625
September 30, 2014 (12)	-	-	-	991	8,553	1,161	10,705	0.1625

(1)	Distributions were made within 45 days after the end of each quarter.
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

(9)

In July 2014, the Board of Directors approved the second monthly distribution of $0.1625 per unit with respect to the second quarter of 2014 which was paid in August 2014 to the unitholders of record as of August 7, 2014. This distribution was recorded in the third quarter of 2014.

(10)

In August 2014, the Board of Directors approved the third monthly distribution of $0.1625 per unit with respect to the second quarter of 2014 which was paid in September 2014 to the unitholders of record as of September 9, 2014. This distribution was recorded in the third quarter of 2014.

(11)

In September 2014, the Board of Directors approved the first monthly distribution of $0.1625 per unit with respect to the third quarter of 2014 which was paid in October 2014 to the unitholders of record as of October 9, 2014. This distribution was recorded in the third quarter of 2014.

(12)

In October 2014, the Board of Directors approved the second monthly distribution of $0.1625 per unit with respect to the third quarter of 2014 which will be paid in November 2014 to the unitholders of record as of November 7, 2014. This distribution will be recorded in the fourth quarter of 2014.

NOTE 14 – NET INCOME (LOSS) PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income per limited partner unit for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$102,466	$(21,497)	$37,170	$33,943
Net income attributable to noncontrolling interest	(369)	(222)	(1,037)	(222)
Net income attributable to QR Energy, LP	102,097	(21,719)	36,133	33,721
Distribution on Class C convertible preferred units	(3,500)	(3,500)	(10,500)	(10,500)
Amortization of preferred unit discount	(4,071)	(3,908)	(12,089)	(11,605)
Distribution on Class B units	(2,969)	(2,990)	(8,899)	(8,970)
Net income (loss) available to other unitholders	91,557	(32,117)	4,645	2,646
Less: general partners' interest in net income	-	1,244	142,579	2,014
Limited partners' interest in net income (loss)	$91,557	$(33,361)	$(137,934)	$632
Common unitholders' interest in net income (loss)	$91,557	$(33,361)	$(137,934)	$632
Net income (loss) attributable to QR Energy, LP per limited partner unit:
Common unitholders' (basic)	$1.52	$(0.57)	$(2.35)	$0.01
Common unitholders' (diluted)	$1.09	$(0.57)	$(2.35)	$0.01
Weighted average number of limited partner units outstanding (in thousands) (1)
Common units (basic)	60,174	58,572	58,746	58,494
Common units (diluted)	93,966	58,572	58,746	58,494

(1)

For the three and nine months ended September 30, 2014 and 2013, we had weighted average preferred units outstanding of 16,666,667. The preferred and Class B units are contingently convertible into common units and could potentially dilute earnings per unit in the future. Upon issuance, 11.6 million of deferred Class B units would also be convertible into common units and could potentially dilute earnings per unit in the future. For the three months ended September 30, 2014, the preferred, the deferred Class B, and the Class B units have been included in the diluted earnings per unit calculation as they were dilutive for the period, however were not included in the nine months ended September 30, 2014 diluted earnings per unit calculation as they were anti-dilutive for the period. The preferred and Class B units have not been included in the diluted earnings per unit calculation for the three and nine months ended September 30, 2013 as they were anti-dilutive for the period.

Net income (loss) per limited partner unit is determined by dividing the net income (loss) available to the limited partner, after deducting QRE GP’s interest in net income (loss) through the date of the GP Buyout Transaction, by the weighted average number of limited partner units outstanding during the three and nine months ended September 30, 2014 and 2013.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

Changes in accumulated other comprehensive income / (loss) by component, net of tax, were as follows:

	Gains/(loss) on
	Available-For-Sale	Postretirement
	Securities	Benefits	Total
Accumulated comprehensive income as of December 31, 2013	$613	$4,061	$4,674
Other comprehensive income before reclassifications	(60)	-	(60)
Amounts reclassified from accumulated other comprehensive income (1)	93	(136)	(43)
Net current period other comprehensive income	33	(136)	(103)
Accumulated comprehensive income as of September 30, 2014	$646	$3,925	$4,571

Accumulated comprehensive income attributable to non-controlling interest	286	1,602	1,888
Accumulated comprehensive income attributable to QR Energy, LP	$360	$2,323	$2,683

(1)	Amounts were reclassified from accumulated other comprehensive income / (loss) into “Other income (expense), net” in the Consolidated Statement of Operations.

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

Service Restricted Units

For the three months ended September 30, 2014 and 2013, we recognized compensation expense related to the outstanding Restricted Units of $2.0 million and $1.7 million. For the nine months ended September 30, 2014 and 2013, we recognized compensation expense related to the outstanding Restricted Units of $4.6 million and $4.6 million.

Performance Restricted Units

The Performance Units will be earned over a three year period based on the Partnership’s performance relative to its peers in accordance with the Plan. The final units to be issued will range from 0 – 225% of the initial units granted. For the three months ended September 30, 2014 and 2013, we recognized $0.4 million and $0.2 million of compensation expense related to the Performance Units. For the nine months ended September 30, 2014 and 2013, we recognized $1.2 million and $0.5 million of compensation expense related to the Performance Units.

The following table summarizes the activity of our Restricted Units and Performance Units for the nine months ended September 30, 2014:

		Weighted		Weighted
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Service Restricted units	Fair Value	Performance units	Fair Value
Unvested units, December 31, 2013	754,822	$18.22	267,489	$10.17
Granted	570,274	18.00	135,208	12.33
Forfeited	(115,025)	20.36	(18,797)	10.22
Vested	(267,359)	17.64	-	-
Unvested units, September 30, 2014	942,712	$17.99	383,900	$10.93

Pursuant to the Merger Agreement with Breitburn dated July 23, 2014, each restricted Restricted Unit that is outstanding pursuant to the Partnership’s long-term incentive plan will vest upon the Effective Time and be converted into the right to receive the Unit Consideration.  Additionally, immediately prior to the Effective Time each Performance Unit granted pursuant to the Partnership’s long-term incentive plan will vest and be settled with respect to the number of common units issuable determined based on actual attainment of the applicable performance goal(s) as of two business days prior to the Effective Time, with such resulting common units converted at the Effective Time into the right to receive the Unit Consideration.

NOTE 17 – INCOME TAXES

The Company is a limited partnership for federal and state income tax purposes, with the exception of the State of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders.  In addition, the Company’s controlling interest in ETSWDC is subject to federal income tax. The Company recognized income tax expense for the three months ended September 30, 2014 and 2013 of less than $0.3 million and $0.1 million. The Company recognized income tax expense for the nine months ended September 30, 2014 and 2013 of less than $0.6 million and $0.1 million.

The IRS is currently auditing the Company’s partnership federal income tax return for the year ended December 31, 2011. We are fully cooperating with the IRS in the audit process. Although no assurance can be given, we do not anticipate any change in prior period taxable income.

NOTE 18 – RELATED PARTY TRANSACTIONS

Ownership in QRE GP by the Management of the Fund and its Affiliates

Through March 2, 2014, affiliates of the Fund owned 100% of QRE GP. As of September 30, 2014, the Fund owned an aggregate 29.2%  limited partner interest in us represented by all of our Class C preferred units and 7,145,866 common units. In addition, former owners of QRE GP owned a  7.5% limited partner interest in us, represented by 6,133,558 Class B units.

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

Services Agreement

QRM provides management and operational services for us and the Fund. In accordance with the Services Agreement, QRM is entitled to the reimbursement of general and administrative expenses based on the allocation of charges to us based on the estimated use of such services between us and the Fund. The reimbursement includes direct expenses plus an allocation of compensation costs based on employee time expended and other indirect expenses based on multiple operating metrics. If our sponsor raises additional funds in the future, the quarterly allocated costs will be further divided to include the sponsor’s additional funds as well. These fees will be included in general and administrative expenses in our consolidated statement of operations. QRM will have discretion to determine in good faith the proper allocation of the charges pursuant to the Services Agreement. Management believes this allocation methodology is a reasonable method of allocating general and administrative expenses between us and the Fund and provides for a reasonably accurate depiction of what our general and administrative expenses would be on a stand-alone basis without affiliations with the Fund or QRM. In connection with the execution of the Merger Agreement with Breitburn on July 23, 2014 the Services Agreement, upon closing of the merger, will be terminated as of the closing of the Merger.

For the three months ended September 30, 2014 and 2013 we were charged $7.6 million and $9.0 million in allocated general and administrative expenses from QRM. For the nine months ended September 30, 2014 and 2013, we were charged $22.6 million and $25.1 million in allocated general and administrative expenses from QRM.

 In connection with the management of our business, QRM provides services for invoicing and collection of our revenues as well as processing of payments to our vendors. Periodically, QRM remits cash to us for the net working capital received on our behalf. Changes in the affiliate receivable balances during the nine months ended September

30, 2014 are included below:

Net affiliate receivable as of December 31, 2013	$3,915
Revenues and other increases	355,043
Expenditures	(283,029)
Settlements from the Fund	(76,816)
Net affiliate payable as of September 30, 2014	$(887)

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

For the nine months ended September 30, 2014, the management fee recognized was $1.4 million related to the fourth quarter of 2013. For the nine months ended September 30, 2013, the management incentive fee recognized was $2.0 million, consisting of $0.7 million related to the fourth quarter of 2012 and $1.3 million related to the second quarter 2013.  No management incentive fee was earned related to the first quarter 2013 due to the adjusted operating surplus limitation.

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

Long–Term Incentive Plan

The Plan provides compensation for employees, officers, consultants and directors of the Partnership and its affiliates, including QRM, who perform services for us. As of September 30, 2014 and December 31, 2013,  1,326,612 and 1,022,311 restricted units were outstanding under the Amended LTIP and Plan, respectively. For additional discussion regarding the Plan see Note 16 – Unit-Based Compensation.

Distributions of Available Cash to Former Owners of QRE GP and Affiliates

We generally make cash distributions to our common and affiliated common unitholders pro rata, including former owners of QRE GP and its affiliates. Refer to Note 13 – Partners’ Capital for details on the distributions.

NOTE 19 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows for the periods indicated:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Supplemental Cash Flow Information
Cash paid during the period for interest	$46,002	$41,315
Non-cash Investing and Financing Activities
Change in accrued capital expenditures	16,309	9,452
Amortization of increasing rate distributions(1)	12,089	11,605
Recognition of deferred Class B unit obligations	141,777	-

(1)	Amortization of increasing rate distributions is offset in the preferred unitholders’ capital account by a non-cash distribution.

NOTE 20 – SUBSIDIARY GUARANTORS

The Senior Notes, issued on July 30, 2012 by the Partnership and QRE FC (the “Subsidiary Co-Issuer”), are guaranteed by OLLC (the “Guarantor”), a 100% owned subsidiary of the Partnership, and may be guaranteed by certain other future subsidiaries. The Guarantor is 100% owned by the Partnership and its guarantee of the Senior Notes is full and unconditional. The Partnership has no assets or operations independent of its subsidiaries and there are no significant restrictions upon the ability of the Guarantor to distribute funds to the Partnership. The guarantee constitutes a joint and several obligation with any additional future guarantees. The Partnership’s other subsidiaries are ETSWDC and QRE GP, which was contributed to the Partnership upon the completion of the GP Buyout Transaction, and do not guarantee the Senior Notes (the “Non-Guarantor”). Refer to Note 10 – Long-Term Debt for details on the conditions under which guarantees of the Senior Notes may be released. ETSWDC is a non-minor subsidiary and we are providing condensed consolidated financial statements prospectively in accordance with SEC regulations.

The following condensed consolidated financial information is presented in accordance with Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X, and uses the same accounting policies used to prepare the financial information located elsewhere in our consolidated financial statements and related footnotes.

Condensed Consolidating Balance Sheets
	September 30, 2014
	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets
Cash	$110	$-	$13,608	$2,441	$-	$16,159
Accounts receivable		-	49,080	2,780	(481)	51,379
Due from affiliates	187,238	-	-	-	(187,238)	-
Derivative instruments		-	33,744	-	-	33,744
Prepaid and other current assets		-	3,119	219	-	3,338
Total current assets	187,348	-	99,551	5,440	(187,719)	104,620
Noncurrent assets
Oil and natural gas properties and other property and equipment, net	-	-	1,687,275	15,439	-	1,702,714
Derivative instruments	-	-	29,681	-	-	29,681
Investment in subsidiaries	660,926	-	17,921	-	(678,847)	-
Other assets	22,394	-	14,974	20,476	-	57,844
Total noncurrent assets	683,320	-	1,749,851	35,915	(678,847)	1,790,239
Total assets	870,668	-	1,849,402	41,355	(866,566)	1,894,859

Liabilities and Partners' Capital
Current liabilities
Current portions of asset retirement obligations	$-	$-	$4,895	$-	$-	$4,895
Due to affiliates	-	-	188,125	-	(187,238)	887
Derivative instruments	-	-	7,378	-	-	7,378
Accrued and other liabilities	18,837	-	68,295	1,658	(481)	88,309
Total current liabilities	18,837	-	268,693	1,658	(187,719)	101,469
Noncurrent liabilities
Long-term debt	296,981	-	755,000	-	-	1,051,981
Deferred Class B unit obligation	134,894	-	-	-	-	134,894
Derivative instruments	-	-	5,283	-	-	5,283
Asset retirement obligations	-	-	154,202	5,341	-	159,543
Other liabilities	-	-	5,298	6,891	-	12,189
Total noncurrent liabilities	431,875	-	919,783	12,232	-	1,363,890
Partners' capital
QR Energy, LP partners' capital	419,956	-	660,926	27,465	(688,391)	419,956
Noncontrolling interest	-	-	-	-	9,544	9,544
Total partners' capital	419,956	-	660,926	27,465	(678,847)	429,500
Total liabilities and partners' capital	$870,668	$-	$1,849,402	$41,355	$(866,566)	$1,894,859

Condensed Consolidating Balance Sheets
	December 31, 2013
	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets
Cash	$78	$-	$10,575	$2,707	$-	$13,360
Accounts receivable	-	-	55,073	2,939	(570)	57,442
Due from affiliates	234,746	-	-	-	(230,831)	3,915
Derivative instruments	-	-	27,485	-	-	27,485
Prepaid and other current assets	-	-	1,718	141	-	1,859
Total current assets	234,824	-	94,851	5,787	(231,401)	104,061
Noncurrent assets
Oil and natural gas properties and other property and equipment, net	-	-	1,591,015	13,968	-	1,604,983
Derivative instruments	-	-	62,131	-	-	62,131
Investment in subsidiaries	711,734	-	16,478	-	(728,212)	-
Other assets	4,663	-	20,176	19,913	-	44,752
Total noncurrent assets	716,397	-	1,689,800	33,881	(728,212)	1,711,866
Total assets	$951,221	$-	$1,784,651	$39,668	$(959,613)	$1,815,927

Liabilities and Partners' Capital
Current liabilities
Current portions of asset retirement obligations	$-	$-	$4,310	$-	$-	$4,310
Due to affiliates	-	-	230,831	-	(230,831)	-
Derivative instruments	-	-	11,233	-	-	11,233
Accrued and other liabilities	25,718	-	52,100	1,797	(570)	79,045
Total current liabilities	25,718	-	298,474	1,797	(231,401)	94,588
Noncurrent liabilities
Long-term debt	296,593	-	615,000	-	-	911,593
Derivative instruments	-	-	6,251	-	-	6,251
Asset retirement obligations	-	-	145,893	5,118	-	151,011
Other liabilities	-	-	7,299	7,726	-	15,025
Total noncurrent liabilities	296,593	-	774,443	12,844	-	1,083,880
Partners' capital
QR Energy, LP partners' capital	628,910	-	711,734	25,027	(736,761)	628,910
Noncontrolling interest	-	-	-	-	8,549	8,549
Total partners' capital	628,910	-	711,734	25,027	(728,212)	637,459
Total liabilities and partners' capital	$951,221	$-	$1,784,651	$39,668	$(959,613)	$1,815,927

Condensed Consolidating Statements of Operations

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Three Months Ended September 30, 2014
Total revenues	$-	$-	$124,505	$7,146	$(1,463)	$130,188
Expenses
Production and disposal and related expenses	-	-	51,271	6,085	(1,463)	55,893
Depreciation, depletion and amortization	-	-	32,495	116	-	32,611
General and administrative	2,433	-	7,770	-	-	10,203
Accretion of asset retirement obligations and acquisition and transaction costs	-	-	6,281	76	-	6,357
Total expenses	2,433	-	97,817	6,277	(1,463)	105,064
Operating income	(2,433)	-	26,688	869	-	25,124
Loss on commodity derivative contracts	-	-	70,231	-	-	70,231
Interest expense, net, income tax expense and other income, net	(7,244)	-	(4,526)	26	-	(11,744)
Gain on Deferred Class B unit obligation	18,855	-	-	-	-	18,855
Equity in earnings (loss)	92,919	-	526	-	(93,445)	-
Net (loss) income	102,097	-	92,919	895	(93,445)	102,466
Less: Net income attributable to noncontrolling interest	-	-	-	-	369	369
Net income (loss) attributable to QR Energy, LP	$102,097	$-	$92,919	$895	$(93,814)	$102,097

Condensed Consolidating Statements of Operations

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Three Months Ended September 30, 2013
Total revenues	$-	$-	$122,150	$4,506	$(649)	$126,007
Expenses
Production and disposal and related expenses	-	-	44,010	3,895	(649)	47,256
Depreciation, depletion and amortization	-	-	27,961	57	-	28,018
General and administrative	1,939	-	9,265	-	-	11,204
Accretion of asset retirement obligations and acquisition and transaction costs	-	-	2,312	44	-	2,356
Total expenses	1,939	-	83,548	3,996	(649)	88,834
Operating income	(1,939)	-	38,602	510	-	37,173
Loss on commodity derivative contracts	-	-	(45,377)	-	-	(45,377)
Interest expense, net, income tax expense and other income, net	(7,244)	-	(6,044)	(5)	-	(13,293)
Loss on Deferred Class B unit obligation	-	-	-	-	-	-
Equity in earnings (loss)	(12,536)	-	281	-	12,255	-
Net (loss) income	(21,719)	-	(12,538)	505	12,255	(21,497)
Less: Net income attributable to noncontrolling interest	-	-	-	-	222	222
Net income (loss) attributable to QR Energy, LP	$(21,719)	$-	$(12,538)	$505	$12,033	$(21,719)

Condensed Consolidating Statements of Operations

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Total revenues	$-	$-	$369,466	$20,780	$(4,129)	$386,117
Expenses
Production and disposal and related expenses	-	-	147,018	17,728	(4,129)	160,617
Depreciation, depletion and amortization	-	-	92,886	317	-	93,203
General and administrative	5,925	-	23,894	-	-	29,819
Accretion of asset retirement obligations and acquisition and transaction costs	-	-	14,752	224	-	14,976
Total expenses	5,925	-	278,550	18,269	(4,129)	298,615
Operating income	(5,925)	-	90,916	2,511	-	87,502
Loss on commodity derivative contracts	-	-	(18,691)	-	-	(18,691)
Interest expense, net, income tax expense and other income, net	(21,732)	-	(16,814)	22	-	(38,524)
Gain on Deferred Class B unit obligation	6,883	-	-	-	-	6,883
Equity in earnings	56,907	-	1,496	-	(58,403)	-
Net (loss) income	36,133	-	56,907	2,533	(58,403)	37,170
Less: Net income attributable to noncontrolling interest	-	-	-	-	1,037	1,037
Net income (loss) attributable to QR Energy, LP	$36,133	$-	$56,907	$2,533	$(59,440)	$36,133

Condensed Consolidating Statements of Operations

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Total revenues	$-	$-	$332,466	$4,506	$(649)	$336,323
Expenses		-				-
Production and disposal and related expenses	-	-	129,247	3,895	(649)	132,493
Depreciation, depletion and amortization	-	-	85,439	57	-	85,496
General and administrative	5,125	-	26,273	-	-	31,398
Accretion of asset retirement obligations and acquisition and transaction costs	-	-	6,422	44	-	6,466
Total expenses	5,125	-	247,381	3,996	(649)	255,853
Operating income	(5,125)	-	85,085	510	-	80,470
Loss on commodity derivative contracts	-	-	(11,860)	-	-	(11,860)
Interest expense, net, income tax expense and other income, net	(22,224)	-	(12,438)	(5)	-	(34,667)
Loss on Deferred Class B unit obligation	-	-	-	-	-	-
Equity in earnings	61,070	-	281	-	(61,351)	-
Net (loss) income	33,721	-	61,068	505	(61,351)	33,943
Less: Net income attributable to noncontrolling interest	-	-	-	-	222	222
Net income (loss) attributable to QR Energy, LP	$33,721	$-	$61,068	$505	$(61,573)	$33,721

Condensed Consolidating Statements of Comprehensive Income

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Three Months Ended September 30, 2014
Net income (loss)	$102,097	$-	$92,919	$895	$(93,445)	$102,466
Other comprehensive income, net of tax:
Reclassification adjustment for avail-for-sale securities	65	-	65	111	(130)	111
Change in fair value of available-for-sale securities	(266)	-	(266)	(451)	532	(451)
Pension and postretirement benefit:
Actuarial gain	(28)	-	(28)	(46)	56	(46)
Total other comprehensive income	(229)	-	(229)	(386)	458	(386)
Total comprehensive income (loss)	101,868	-	92,690	509	(92,987)	102,080
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	-	212	212
Comprehensive income (loss) attributable to QR Energy, LP	$101,868	$-	$92,690	$509	$(93,199)	$101,868

Condensed Consolidating Statements of Comprehensive Income

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Three Months Ended September 30, 2013
Net income (loss)	$(21,719)	$-	$(12,538)	$505	$12,255	$(21,497)
Other comprehensive income, net of tax:
Reclassification adjustment for avail-for-sale securities	-	-	-	-	-	-
Change in fair value of available-for-sale securities	100	-	100	179	(200)	179
Pension and postretirement benefit:
Actuarial gain	-	-	-	-	-	-
Total other comprehensive income	100	-	100	179	(200)	179
Total comprehensive income (loss)	(21,619)	-	(12,438)	684	12,055	(21,318)
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	-	301	301
Comprehensive income (loss) attributable to QR Energy, LP	$(21,619)	$-	$(12,438)	$684	$11,754	$(21,619)

Condensed Consolidating Statements of Comprehensive Income

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Net income (loss)	$36,133	$-	$56,907	$2,533	$(58,403)	$37,170
Other comprehensive income, net of tax:
Reclassification adjustment for available-for-sale securities	55	-	55	93	(110)	93
Change in fair value of available-for-sale securities	(35)	-	(35)	(60)	70	(60)
Pension and post retirement befefit:
Actuarial gain	(81)	-	(81)	(136)	162	(136)
Total other comprehensive income	(61)	-	(61)	(103)	122	(103)
Total comprehensive income (loss)	36,072	-	56,846	2,430	(58,281)	37,067
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	-	995	995
Comprehensive income (loss) attributable to QR Energy, LP	$36,072	$-	$56,846	$2,430	$(59,276)	$36,072

Condensed Consolidating Statements of Comprehensive Income

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Net income (loss)	$33,721	$-	$61,068	$505	$(61,351)	$33,943
Other comprehensive income, net of tax:
Reclassification adjustment for available-for-sale securities	-	-	-	-	-	-
Change in fair value of available-for-sale securities	100	-	100	179	(200)	179
Pension and post retirement befefit:
Actuarial gain	-	-	-	-	-	-
Total other comprehensive income	100	-	100	179	(200)	179
Total comprehensive income (loss)	33,821	-	61,168	684	(61,551)	34,122
Less: Comprehensive income attributable to noncontrolling interest	-	-	-	-	301	301
Comprehensive income (loss) attributable to QR Energy, LP	$33,821	$-	$61,168	$684	$(61,852)	$33,821

Condensed Consolidating Statements of Cash Flows

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Net cash (used in) provided by operating activities	$(28,242)	$-	$160,912	$1,794	$-	$134,464
Cash flows from investing activities
Additions to oil and natural gas properties	-	-	(117,650)	(1,787)	-	(119,437)
Acquisitions	-	-	(44,251)	-	-	(44,251)
Divestitures of oil and gas properties			1,300			1,300
Distributions from subsidiaries	137,278	-	-	-	(137,278)	-
Proceeds from sale of available-for-sale securities	-	-	-	3,749	-	3,749
Purchases of available-for-sale securities	-	-	-	(4,022)	-	(4,022)
Net cash (used in) provided by investing activities	137,278	-	(160,601)	(2,060)	(137,278)	(162,661)
Cash flows from financing activities
Distributions to unitholders	(106,582)	-	-	-	-	(106,582)
Proceeds from bank borrowings		-	178,000		-	178,000
Repayments on bank borrowings			(38,000)			(38,000)
Distributions to Parent	-	-	(137,278)	-	137,278	-
Other	(2,422)	-	-	-	-	(2,422)
Net cash (used in) provided by financing activities	(109,004)	-	2,722	-	137,278	30,996
Net increase (decrease) in cash	32	-	3,033	(266)	-	2,799
Cash at beginning of period	78	-	10,575	2,707	-	13,360
Cash at end of period	$110	$-	$13,608	$2,441	$-	$16,159

Condensed Consolidating Statements of Cash Flows

	Parent Co-Issuer	Subsidiary Co-Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Net cash (used in) provided by operating activities	$(28,050)	$-	$169,511	$357	$-	$141,818
Cash flows from investing activities						-
Additions to oil and natural gas properties	-	-	(65,898)	-	-	(65,898)
Acquisitions	-	-	(105,177)	3,481	-	(101,696)
Distributions from subsidiaries	136,449	-	-	-	(136,449)	-
Proceeds from sale of available-for-sale securities	-	-	-	4,643	-	4,643
Purchases of available-for-sale securities	-	-	-	(4,268)	-	(4,268)
Net cash (used in) provided by investing activities	136,449	-	(171,075)	3,856	(136,449)	(167,219)
Cash flows from financing activities
Distributions to unitholders	(106,226)	-	-	-	-	(106,226)
Proceeds from bank borrowings	-	-	150,000	-	-	150,000
Repayments on bank	-	-	(20,000)	-	-	(20,000)
Repayments on intercompany borrowings	-	-	(33,213)	-	33,213	-
Distributions to Parent	-	-	(103,236)	-	103,236	-
Other	(2,241)	-	(1,904)	-	-	(4,145)
Net cash (used in) provided by financing activities	(108,467)	-	(8,353)	-	136,449	19,629
Net increase (decrease) in cash	(68)	-	(9,917)	4,213	-	(5,772)
Cash at beginning of period	68	-	31,768	-	-	31,836
Cash at end of period	$-	$-	$21,851	$4,213	$-	$26,064

NOTE 21 – SUBSEQUENT EVENTS

In preparing the accompanying financial statements, we have reviewed events that have occurred after September 30, 2014, through the issuance of the financial statements.

On September 29, 2014, the Board of Directors approved the first monthly distribution of $0.1625 per unit with respect to the third quarter of 2014 which was paid in October 2014 to the unitholders of record as of October 9, 2014.

On October 27, 2014,  the Board of Directors approved the second monthly distribution of $0.1625 per unit with respect to the third quarter of 2014 which will be paid in November 2014 to the unitholders of record as of November 7, 2014. This distribution will be recorded in the fourth quarter 2014.

On October 17, 2014, we announced a special meeting of unitholders in connection with the proposed merger with Breitburn on November 18, 2014. At the special meeting, our unitholders will meet for the following purposes (i) to consider and vote on the adoption of the Merger Agreement; (ii) to consider and vote on an advisory, non-binding basis to approve the merger-related compensation payments that may become payable to the Partnership’s named executive officers in connection with the merger; and (iii) to approve the adjournment of the special meeting to a later date or dates, if necessary or appropriate, to solicit additional proxies in the event there are not sufficient votes to adopt the merger agreement at the time of the special meeting.

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

Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploitation activities or acquire properties with existing production. The value we realize for our production depends predominately upon commodity prices and our related commodity price hedging activities, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differential and other factors. These risk factors are mitigated by our hedging program under which we target to hedge approximately 65% to 85% of our current and anticipated production over the next three-to-five years, currently of which we are at approximately 83%. Oil and natural gas prices have been extremely volatile, and we expect this volatility to continue.  Oil and natural gas prices have increased in the last 12 months. The unweighted arithmetic average first day of-the-month prices for the prior 12 months increased to $99.08/Bbl for oil and increased to $4.24/MMbtu for natural gas as of September 30, 2014 from $96.91/Bbl for oil and $3.67/MMbtu for natural gas as of December 31, 2013. Declines in future oil and natural gas market prices could have a negative impact on our reserve value and could result in an impairment of our oil and gas properties. For example, a hypothetical 10% decrease in the 12 month average of oil prices would decrease the standardized measure of our estimated proved reserves by $369.1 million, and a hypothetical 10% decrease in the 12 month average of natural gas prices would decrease the standardized measure of our estimated reserves by $38.9 million. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Oil sales	$103,118	$105,586	$305,340	$278,327
Natural gas sales	14,180	10,353	43,038	31,798
NGL sales	8,104	6,539	23,810	21,159
Disposal, processing and other	4,786	3,529	13,929	5,039
Total revenue	130,188	126,007	386,117	336,323
Operating Expenses:
Lease operating expenses	43,379	35,835	122,478	104,953
Production and other taxes	7,505	7,785	23,520	22,573
Processing and transportation	1,067	811	2,969	2,142
Total production expenses	51,951	44,431	148,967	129,668
Disposal and related expenses	3,942	2,825	11,650	2,825
Depreciation, depletion and amortization	32,611	28,018	93,203	85,496
Accretion of asset retirement obligations	2,221	1,921	6,534	5,411
General and administrative	10,203	11,204	29,819	31,398
Acquisition and transaction costs	4,136	435	8,442	1,055
Total operating expenses	105,064	88,834	298,615	255,853
Operating income	25,124	37,173	87,502	80,470
Other income (expense):
Gain (loss) on commodity derivative contracts, net	70,231	(45,377)	(18,691)	(11,860)
Gain on Deferred Class B unit obligation	18,855	-	6,883
Interest expense, net	(11,749)	(14,624)	(38,418)	(35,947)
Other income (expense), net	279	1,373	520	1,373
Total other income, net	77,616	(58,628)	(49,706)	(46,434)
Income before income taxes	102,740	(21,455)	37,796	34,036
Income tax (expense) benefit, net	(274)	(42)	(626)	(93)
Net income (loss)	102,466	(21,497)	37,170	33,943
Less: Net income (loss) attributable to noncontrolling interest	369	222	1,037	222
Net income (loss) attributable to QR Energy, LP	$102,097	$(21,719)	$36,133	$33,721
Sales volume data:
Oil (MBbls)	1,104	992	3,184	2,777
Natural gas (MMcf)	3,495	2,977	9,598	8,776
NGLs (MBbls)	232	172	680	592
Total (MBoe)	1,919	1,660	5,464	4,832
Average net sales volume (Boe/d)	20,859	18,043	20,015	17,700
Average sales price per unit (1):
Oil (per Bbl)	$93.40	$106.44	$95.90	$100.23
Natural gas (per Mcf)	$4.06	$3.48	$4.48	$3.62
NGLs (per Bbl)	$34.93	$38.02	$35.01	$35.74
Average unit cost per Boe:
Lease operating expense	$22.61	$21.59	$22.42	$21.72
Production and other taxes	$3.91	$4.69	$4.30	$4.67
Depreciation, depletion and amortization	$16.99	$16.88	$17.06	$17.69
General and administrative expenses	$5.32	$6.75	$5.46	$6.50

(1)	Does not include the impact of derivative instruments.

Results of Operations – Continued

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

We recorded a net income of $102.1 million for the three months ended September 30, 2014 compared to  a net loss of $21.7 million for the three months ended September 30, 2013. The increase in the net income is mainly due to gains on commodity derivatives and a gain on the deferred Class B unit obligation, partially offset by a decrease in operating income.

Revenue:

	Three Months Ended September 30,
			Increase	Percentage
	2014	2013	(Decrease)	Change
Sales Volumes:
Oil (MBbls)	1,104	992	112	11%
Natural gas (MMcf)	3,495	2,977	518	17%
NGL (MBbl)	232	172	60	35%
Total (MBoe)	1,919	1,660	259	16%

Average sales prices per unit: (1)
Oil (per Bbl)	$93.40	$106.44	$(13.04)	-12%
Natural gas (per Mcf) (2)	4.06	3.48	0.58	17%
NGL (per Bbl)	34.93	38.02	(3.09)	-8%
Total (per Boe)	$65.35	$73.78	$(8.43)	-11%

Revenues:
Oil sales	$103,118	$105,586	$(2,468)	-2%
Natural gas sales	14,180	10,353	3,827	37%
NGL sales	8,104	6,539	1,565	24%
Disposal, processing and other	4,786	3,529	1,257	36%
Total revenue	$130,188	$126,007	$4,181	3%

(1)	Does not include the impact of derivative instruments.
(2)

Excluding the effects of change in prices on natural gas imbalances, the average sales prices per natural gas unit were $3.98 and $3.43 for the three months ended September 30, 2014 and 2013, respectively.

Total revenue increased by $4.2 million to $130.2 million due to increased sales volumes partially offset by a decrease in oil prices.  The increase in sales volumes is primarily due to a net increase in oil and natural gas sales volumes mainly attributable to acquisitions in East Texas. The increase in disposal, processing and other revenues is attributable to the operations of the ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.

Production Expenses. Our production expenses increased by $7.5 million to $52.0 million mainly due to an increase in lease operating expenses and production and other taxes attributable to acquisitions in East Texas.

Disposal and Related Expenses. The disposal and related expenses increased $1.1 million to $3.9 million primarily attributable to the operations of  ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.

Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization (“DD&A”) expenses increased by $4.6 million to $32.6 million, or $16.99 per Boe, mainly due to higher production volumes as a result of acquisitions in the first quarter of 2014 and the second half of 2013.

General and Administrative Expenses. Our general and administrative and other expenses decreased by $1.0 million to $10.2 million, or $5.32 per Boe and is primarily attributable a decrease in allocated general administrative expenses from QRM.

Effects of Commodity Derivative Contracts. Our net gain on commodity derivative contracts increased by $115.6 million to $70.2 million. Gains and losses on commodity derivative contracts result from changes in the current and future commodity prices as compared to the fixed price of our open commodity derivative contracts.

Interest Expense, net. Net interest expense decreased by $2.9 million to $11.7 million mainly due to a positive mark-to-market adjustment on the interest rate derivative contracts partially offset by an increase in the revolving credit facility which was used to fund acquisitions.

Other income, net. Other income decreased $1.1 million to $0.3 million. The decrease in other income is mainly attributable to a non-cash gain on the step-up acquisition in ETSWDC recorded in August 2013 in connection with the 2013 East Texas Acquisition.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

We recorded a net income of $36.1 million for the nine months ended September 30, 2014 compared to net gain of $33.7 million for the nine months ended September 30, 2013. The increase in the net gain is mainly due to a gain on the deferred Class B unit obligation, partially offset by an increase in interest expense.

Revenue:

	Nine Months Ended September 30,
			Increase	Percentage
	2014	2013	(Decrease)	Change
Sales Volumes:
Oil (MBbls)	3,184	2,777	407	15%
Natural Gas (MMcf)	9,598	8,776	822	9%
NGL (MBbl)	680	592	88	15%
Total (MBoe)	5,464	4,832	632	13%

Average sales prices per unit: (1)
Oil (per Bbl)	$95.90	$100.23	$(4.33)	-4%
Natural gas (per Mcf) (2)	4.48	3.62	0.86	24%
NGL (per Bbl)	35.01	35.74	(0.73)	-2%
Total (per Boe)	$68.12	$68.56	$(0.44)	-1%

Revenues:
Oil sales	$305,340	$278,327	$27,013	10%
Natural Gas sales	43,038	31,798	11,240	35%
NGL sales	23,810	21,159	2,651	13%
Disposal, processing and other	13,929	5,039	8,890	176%
Total revenue	$386,117	$336,323	$49,794	15%

(1)	Does not include the impact of derivative instruments.
(2)

Excluding the effects of change in prices on natural gas imbalances, the average sales prices per natural gas unit were $4.47 and $3.56 for the nine months ended September 30, 2014 and 2013, respectively.

Total revenue increased by $49.8 million to $386.1 million due to increased sales volumes and partially offset by decreases in oil prices. The increase in sales volumes is primarily due to a net increase in oil, natural gas and NGL sales volumes mainly attributable to acquisitions in East Texas and improved performance at the Jay field following a turnaround to perform routine maintenance during the second quarter of 2013. This increase was partially offset by a decline in volumes related to downtime in certain fields. The increase in disposal, processing and other revenues is attributable to the operations of the ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.

Production Expenses. Our production expenses increased by $19.3 million to $149.0 million mainly due to an increase in lease operating expenses and production and other taxes attributable to acquisitions in East Texas, as well as increased costs associated with the higher volumes for the Jay field, partially offset by lower costs in the Permian area due to improved operating efficiencies.

Disposal and Related Expenses. The disposal and related expenses increased $8.8 million to $11.7 million and is attributable to the operations of ETSWDC, which we included in our results of operations beginning in August 2013 in connection with the 2013 East Texas Acquisition.

Depreciation, Depletion and Amortization Expenses. Depreciation, depletion and amortization (“DD&A”) expenses increased by $7.7 million to $93.2 million, or $17.06 per Boe, mainly due to higher production volumes as a result of acquisitions in the first quarter of 2014 and the second half of 2013.

General and Administrative Expenses. Our general and administrative and other expenses decreased by $1.6 million to $29.8 million, or $5.46 per Boe and is primarily attributable a decrease in allocated general administrative expenses from QRM.

Effects of Commodity Derivative Contracts. Our net loss on commodity derivative contracts increased by $6.8 million to $18.7 million. Gains and losses on commodity derivative contracts result from changes in the current and future commodity prices as compared to the fixed price of our open commodity derivative contracts.

Interest Expense, net. Net interest expense increased by $2.5 million to $38.4 million mainly due to an increase in the revolving credit facility which was used to fund acquisitions partially offset by  a positive mark-to-market adjustment on the interest rate derivative contracts.

Other income, net. Other income decreased $0.9 million to $0.5 million. The decrease in other income is mainly attributable to a non-cash gain on a the step-up acquisition in ETSWDC  recorded in August 2013 in connection with the 2013 East Texas Acquisition.

Liquidity and Capital Resources

Our cash flow from operating activities for the nine months ended September 30, 2014 was $134.4 million.

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

As of September 30, 2014, our cash and cash equivalents were $16.2 million, which includes $2.4 million that is held with a subsidiary that is not wholly-owned. As of September 30, 2014, our liquidity of $137.7 million consisted of $16.2 million of available cash and $121.5 million of availability under our credit facility after giving effect to $23.5 million of outstanding letters of credit, which availability is limited to$55.0 million due to our total debt to EBITDAX covenant (as such term is defined in the Credit Agreement) and $70.0 million due to the Merger Agreement. As of September 30, 2014, we had $755.0 million of borrowings outstanding. As of November 4, 2014 we had $770 million of borrowings outstanding with borrowing availability of $106.5 million ($900 million of borrowing base less $770 million of outstanding borrowing and $23.5 million of outstanding letters of credit) under our credit facility, which availability is limited to $40.0 million due to our total debt to EBITDAX covenant (as such term is defined in the Credit Agreement) and $55.0 million due to the Merger Agreement. The borrowing base is redetermined as of May 1 and November 1 of each year. The November 1, 2014 borrowing base redetermination is deferred pending the completion of the Merger. Pursuant to the semi-annual borrowing base redeterminations, the borrowing base of our revolving credit facility was increased to $950 million on October 15, 2013 and reduced to $900 million on April 21, 2014.  In addition, we may request additional capacity for acquisitions of a minimum of the lesser of $50 million or 10% of the then-existing borrowing base. We will continue to monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our credit facility.

A portion of our capital resources may be utilized in the form of letters of credit to satisfy counterparty collateral demands up to $30 million. As of September 30, 2014, we had letters of credit in the amount of $23.5 million outstanding primarily related to a property reclamation deposit. Refer to Part I, Item 1. Consolidated Financial Statements – Note 12,  Commitments and Contingencies for details.

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

As of September 30, 2014, we had a  working capital balance of $3.2 million.

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

During the nine months ended September 30, 2014, we expended $117.6 million of capital expenditures. We currently expect 2014 total capital spending for the growth and maintenance of our oil and natural gas properties to be approximately $182.3 million. We have increased our expected capital spending to pursue growth opportunities in our various operating areas through drilling wells and recompleting or reactivating existing wells.

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

Credit Facility

Revolving Credit Facility

As of September 30, 2014, we had $755.0 million of borrowings outstanding under our revolving credit facility and $23.5 million of letters of credit outstanding resulting in $121.5 million of borrowing availability, which availability is limited to$31.5 million due to our total debt to EBITDAX covenant (as such term is defined in the Credit Agreement) and $55.0 million due to the Merger Agreement.

As of September 30, 2014, we were party to the Credit Agreement through April 2017 that governs our $1.5 billion revolving credit facility with a borrowing base of $900.0 million. The borrowing base is subject to redetermination on a semi-annual basis and is subject to a number of factors including quantities of proved oil and natural gas reserves, the banks’ price assumptions, and other various factors unique to each member bank. The November 1, 2014 borrowing base redetermination is deferred pending the completion of the Merger. The borrowing base may also be reduced by an amount equal to 0.25 multiplied by the stated principal amount of any issuances of senior notes. In the future, we may be unable to access sufficient capital under our new credit facility as a result of (i) a decrease in our borrowing base due to subsequent borrowing base redeterminations, or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

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

The Credit Agreement requires us to maintain a ratio of total debt to EBITDAX (as such term is defined in the Credit Agreement) of not more than 4.0 to 1.0 and a current ratio (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0. Additionally, the Credit Agreement contains various covenants and restrictive provisions which limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; prepay certain indebtedness; and to provide audited financial statements within 90 days of year end and quarterly unaudited financial statements within 45 days of quarter end. The Credit Agreement also prohibits us from entering into commodity derivative contracts covering, in any given year, in excess of the greater of (i) 90% of our forecasted production attributable to proved developed producing reserves and (ii) 85% of our forecasted production for the next two years from total proved reserves and 75% of our forecasted production from total proved reserves thereafter, in each case, based upon production estimates in the most recent reserve report. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, could be declared immediately due and payable. As of September 30, 2014, we were in compliance with all of the Credit Agreement covenants.

On March 2, 2014, we entered into the sixth amendment to the Credit Agreement, which permitted the GP Buyout Transaction and provided for the exclusion of QRE GP as a guarantor of our credit facility.

On April 21, 2014, we entered into the seventh amendment to the Credit Agreement, which reduced the borrowing base from $950 million to $900 million.

As of November 4, 2014 we had $770 million of borrowings outstanding with borrowing availability of $106.5 million ($900 million of borrowing base less $770 million of outstanding borrowing and $23.5 million of outstanding letters of credit) under our credit facility, which availability is limited to $40.0 million due to our total debt to EBITDAX covenant (as such term is defined in the Credit Agreement) and $55.0 million due to the Merger Agreement.

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

Cash Flows

Cash flows provided or used by type of activity were as follows for the periods indicated:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Net cash provided by (used in):
Operating activities	$134,464	$141,818
Investing activities	(162,661)	(167,219)
Financing activities	30,996	19,629

Operating Activities

Our cash flow from operating activities decreased by $7.4 million to $134.4 million mainly due to the funding of the deposit account for the NPI related to the Jay field, partially offset by higher operating margins.

Investing Activities

Our cash flow used in investing activities decreased by $4.6 million to $162.7 million mainly due to decreased acquisition expenditures in the current year partially offset by an increase in the additions to our oil and natural gas properties related to the expansion of our capital program .

Financing Activities

Our cash flow from financing activities increased by $11.4 million to $31.0 million mainly due to borrowings under our credit facility to fund acquisitions and our capital program.

Contractual Obligations

There were no material changes in our long-term commitments associated with our capital expenditure plans or operating agreements as of September 30, 2014. Our level of capital expenditures will vary in the future periods depending on the success we experience in our acquisition, development and exploitation activities, oil and natural gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our 2013 Annual Report during the nine months ended September 30, 2014, except for those discussed in Part I, Item 1. Consolidated Financial Statements – Note 2 – Significant Accounting Policies.

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

The table below presents our calculation of Adjusted EBITDA and Distributable Cash Flow for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Reconciliation of net income (loss) to Adjusted EBITDA
and Distributable Cash Flow:
Net income	$102,466	$(21,497)	$37,170	$33,943
Loss (gain) on commodity derivative contracts, net	(70,231)	45,377	18,691	11,860
Cash received (paid) to settle commodity derivative contracts, net	5,609	(85)	5,651	16,660
Loss (gain) on Deferred Class B unit obligation	(18,855)	-	(6,883)	-
Loss (gain) on effect of change in prices on gas imbalances	(254)	(137)	(105)	(576)
Depletion, depreciation and amortization	32,611	28,018	93,203	85,496
Accretion of asset retirement obligations	2,221	1,921	6,534	5,411
Interest (income) expense	11,749	14,624	38,418	35,947
Other (income) expense	(279)	(1,373)	(520)	(1,373)
Income tax expense (benefit)	274	42	626	93
Non-cash general and administrative expenses and
acquisition and transaction costs	6,552	2,369	14,257	6,175
Noncontrolling interest	(432)	(268)	(1,243)	(268)
Adjusted EBITDA	$71,431	$68,991	$205,799	$193,368

Cash interest expense	(13,319)	(11,764)	(38,918)	(34,335)
Estimated maintenance capital expenditures	(18,000)	(17,334)	(54,000)	(51,334)
Distributions to preferred unitholders	(3,500)	(3,500)	(10,500)	(10,500)
Management incentive fee (1)	-	(1,441)	-	(2,707)
Distributable Cash Flow	$36,612	$34,952	$102,381	$94,492

(1)

The management incentive fee was not applicable to the three and nine months ended September 30, 2014 as a result of the GP Buyout Transaction. The management incentive fee applicable to the three months ended September 30, 2013 was recognized during the three months ended December 31, 2013.

The increase in Adjusted EBITDA of $2.4 million to $71.4 million for the three months ended September 30, 2014 is mainly due to an increase in cash receipts on settlements of commodity derivative contracts partially offset by a decrease in cash operating margins and lower cash general and administrative expenses. The increase in Adjusted EBITDA of $ 12.4 million to $205.8 million for the nine months ended September 30, 2014 is mainly due to an increase in cash operating margins and lower cash general and administrative expenses, partially offset by a decrease in cash receipts on settlements of commodity derivative contracts.

The increase in Distributable Cash Flow of $1.6 million to $36.6 million for the three months ended September 30, 2014 is mainly due to an increase in Adjusted EBITDA and a decrease in the management incentive fee, partially offset by an increase in cash interest expense which is mainly attributable to our revolving credit facility, and an increase in maintenance capital expenditures. The increase in Distributable Cash Flow of $7.9 million to $102.4 million for the nine months ended September 30, 2014 is mainly due to an increase in Adjusted EBITDA and a decrease in the management incentive fee, partially offset by an increase in cash interest expense which is mainly attributable to our revolving credit facility, and an increase in maintenance capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for 2014 did not change materially from the disclosures in Item 7A of our 2013 Annual Report with the exception of the following additions to market risks made during the nine months ended September 30, 2014 to give effect to the Merger Agreement.

Lawsuits have been filed against the Partnership, our general partner, the directors of our general partner, Breitburn, Breitburn GP and Merger Sub, among others, challenging the Merger, and any injunctive relief or adverse judgment for monetary damages could prevent the Merger from occurring or could have a material adverse effect on Breitburn or the Partnership following the Merger.

QRE, our general partner and the directors of our general partner are named defendants in putative class action complaints brought by purported unitholders of the Partnership, in the United States District Court for the Southern District of Texas, generally alleging claims of breach of fiduciary duties in connection with the Merger transactions.

In several of the complaints, plaintiffs further allege that Breitburn, Breitburn GP and Merger Sub aided and abetted the defendants’ pursuit of the Merger by way of an allegedly conflicted and unfair process. Plaintiffs seek to enjoin the defendants from proceeding with or consummating the Merger and, to the extent that the Merger is implemented before relief is granted, plaintiffs seek to have the Merger rescinded. Plaintiffs also seek money damages and attorneys’ fees.

QRM, the Partnership and QRE Operating LLC are also named defendants in an action brought by LL&E Royalty Trust, in the United States District Court for the Eastern District of Michigan, generally alleging that the defendants illegally and fraudulently failed to pay the plaintiff royalties from a certain oil producing property. In this action, the plaintiff seeks monetary damages and an order to enjoin the Merger.

One of the conditions to the completion of the Merger is that no order, decree or injunction of any court or agency of competent jurisdiction shall be in effect, and no law shall have been enacted or adopted, that enjoins, prohibits or makes illegal consummation of any of the transactions contemplated by the Merger Agreement. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. An adverse judgment for rescission or for monetary damages could have a material adverse effect on Breitburn and the Partnership following the Merger.

The Merger is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect the trading prices of Breitburn common units and the Partnership’s common units and the future business and financial results of Breitburn and the Partnership.

The completion of the Merger is subject to a number of conditions. The completion of the Merger is not assured and is subject to risks, including the risk that approval of the Merger by the Partnership’s unitholders or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the Merger is not completed, or if there are significant delays in completing the Merger, the trading prices of Breitburn common units and the Partnership’s common units and the respective future business and financial results of Breitburn and the Partnership’s could be negatively affected, and each of them will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the Merger Agreement;

•

negative reactions from the financial markets, including declines in the price of Breitburn common units or the Partnership’s common units due to the fact that current prices may reflect a market assumption that the Merger will be completed;

•

having to pay certain significant costs relating to the Merger, including, in the case of the Partnership in certain circumstances, the termination fee of $64,875,000 less any expenses previously paid by the Partnership to Breitburn, and in the case of both the Partnership and Breitburn, the obligation to reimburse the other party of up to $16,425,000 if the Merger Agreement is terminated in specified circumstances, as described in the Merger Agreement; and

•

the attention of management of Breitburn and the Partnership will have been diverted to the Merger rather than each organization’s own operations and pursuit of other opportunities that could have been beneficial to that organization.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) we have evaluated, under the supervision and with the participation of our Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Part 1, Item 3 “Legal Proceedings” in our 2013 Annual Report on Form 10-K and Part 1, Item 1. Financial Information – Note 12 – Commitments and Contingencies on our third quarter 2014 Quarterly Report on Form 10-Q. In the ordinary course of business, we are involved in various legal proceedings To the extent we are able to assess the likelihood of a negative outcome for these proceedings, our assessments of such likelihood range from remote to probable. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount.  We currently have no legal proceedings with a probable adverse outcome. Therefore, we do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

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
2.1

Agreement and Plan of Merger by and among Breitburn Energy Partners LP, Breitburn GP LLC, Boom Merger Sub, LLC, QR Energy, LP and QRE GP, LLC, dated as of July 23, 2014 (Incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 29, 2014).

2.2

Transaction, Voting and Support Agreement by and among Breitburn Energy Partners LP, Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP, Black Diamond Resources, LLC, QR Holdings (QRE), LLC and QR Energy Holdings, LLC, dated as of July 23, 2014 (Incorporated by reference to Exhibit 2.2 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 29, 2014).

2.3

Letter Agreement Regarding the Waiver of Issuance of Contingent Class B Units by and among QR Holdings (QRE), LLC and QR Energy, LP (Incorporated by reference to Exhibit 2.3 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 29, 2014).

2.4

Letter Agreement Regarding the Waiver of Issuance of Contingent Class B Units by and among QR Energy Holdings, LLC and QR Energy, LP (Incorporated by reference to Exhibit 2.4 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 29, 2014).

2.5

Class C Agreement by and among QR Energy, LP, Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC, dated as of July 23, 2014 (Incorporated by reference to Exhibit 2.5 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 29, 2014).

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
4.1

Registration Rights Agreement by and among Breitburn Energy Partners LP, QR Holdings (QRE), LLC, QR Energy Holdings, LLC, Quantum Resources A1, LP, Quantum Resources B, LP, Quantum Resources C, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC, dated as of July 23, 2014. (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35010) filed on July 29, 2014).

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

QR ENERGY, LP

y

	By:	QRE GP, LLC,
its General Partner
Dated: November 5, 2014	By:	/s/ Alan L. Smith
Alan L. Smith
Chief Executive Officer and Director
Dated: November 5, 2014	By:	/s/ Cedric W. Burgher
Cedric W. Burgher
Chief Financial Officer